Form 10-K
period 1993-12-31
COMMONWEALTH EDISON CO
filed 1994-03-30
CIK 22606

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

 (Mark one)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-1839

                          COMMONWEALTH EDISON COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    ILLINOIS                                                       36-0938600
(STATE OR OTHER                                                  (IRS EMPLOYER
JURISDICTION OF                                                  IDENTIFICATION
INCORPORATION OR                                                      NO.)
ORGANIZATION)

37TH FLOOR, 10 SOUTH DEARBORN STREET,
POST OFFICE BOX 767, CHICAGO, ILLINOIS                             60690-0767
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 312/394-4321

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                                   NAME OF
     TITLE OF                                                        EACH
    EACH CLASS                                                     EXCHANGE
- ----------------------                                             ON WHICH
                                                                  REGISTERED
                                                             ------------------
FIRST MORTGAGE BONDS:
 7 5/8% SERIES 25, DUE      8 1/8% SERIES 36, DUE
 JUNE 1, 2003               JUNE 1, 2007
 8% SERIES 26, DUE          8 1/4% SERIES 37, DUE
 OCTOBER 15, 2003           DECEMBER 1, 2007                 NEW YORK
 8 1/8% SERIES 35, DUE
 JANUARY 15, 2007

SINKING FUND
DEBENTURES:

 3%, DUE APRIL 1, 1999      7 5/8% SERIES 1, DUE             NEW YORK
 2 7/8%, DUE APRIL 1,       FEBRUARY 15, 2003
 2001
 2 3/4%, DUE APRIL 1,                                        NEW YORK AND
 1999                                                        CHICAGO

COMMON STOCK, $12.50 PAR VALUE                               NEW YORK, CHICAGO
                                                             AND PACIFIC

COMMON STOCK PURCHASE WARRANTS--1971 WARRANTS
 AND SERIES B WARRANTS                                       NEW YORK, CHICAGO
                                                             AND PACIFIC

CUMULATIVE PREFERENCE STOCK, WITHOUT PAR VALUE:
 $1.90; $2.00; $7.24; $8.40; $8.38; AND $8.40 SERIES B       NEW YORK, CHICAGO
                                                             AND PACIFIC

$1.425 CONVERTIBLE PREFERRED STOCK, WITHOUT PAR VALUE        NEW YORK, CHICAGO
                                                             AND PACIFIC

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS RE-QUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes [X].  No [_].

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

  THE ESTIMATED AGGREGATE MARKET VALUE OF THE COMPANY'S OUTSTANDING COMMON STOCK, $1.425 CONVERTIBLE PREFERRED STOCK AND CUMULATIVE PREFERENCE STOCK WAS APPROXIMATELY $6,500,000,000 AS OF FEBRUARY 28, 1994. IN EXCESS OF 99.97% OF THE COMPANY'S VOTING STOCK WAS OWNED BY NON-AFFILIATES AS OF THAT DATE.

  COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1994: 213,794,548 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:
  PORTIONS OF THE COMPANY'S CURRENT REPORT ON FORM 8-K/A-1 DATED JANUARY 28, 1994 ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV HEREOF AND PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MAY 10, 1994 ARE INCORPORATED BY REFERENCE INTO PARTS I AND III HEREOF.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
Part I
  Item 1. Business..........................................................    1
    The Company.............................................................    1
    Net Electric Generating Capability......................................    2
    Construction Program....................................................    2
    Electric Rates..........................................................    4
    Rate Proceedings........................................................    4
    Fuel Supply.............................................................    6
    Regulation..............................................................    7
    Employees...............................................................   14
    Interconnections........................................................   14
    Franchises..............................................................   14
    Business and Competition................................................   15
    Executive Officers of the Registrant....................................   16
    Operating Statistics....................................................   17
  Item 2. Properties........................................................   18
  Item 3. Legal Proceedings.................................................   19
  Item 4. Submission of Matters to a Vote of Security Holders...............   19
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................   20
  Item 6. Selected Financial Data...........................................   21
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   21
  Item 8. Financial Statements and Supplementary Data.......................   21
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................   21
Part III
  Item 10. Directors and Executive Officers of the Registrant...............   22
  Item 11. Executive Compensation...........................................   22
  Item 12. Security Ownership of Certain Beneficial Owners and Management...   22
  Item 13. Certain Relationships and Related Transactions...................   22
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   23
  Report of Independent Public Accountants on Supplemental Schedules........   28
  Schedule V--Property, Plant and Equipment.................................   29
  Schedule VI--Accumulated Depreciation, Depletion and Amortization of Prop-
                erty, Plant and Equipment...................................   31
  Schedule VII--Guarantees of Securities of Other Issuers...................   33
  Schedule VIII--Valuation and Qualifying Accounts..........................   34
  Schedule IX--Short-Term Borrowings........................................   35
  Signatures................................................................   36

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

  Commonwealth Edison Company (Company) is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. The Company was organized in the state of Illinois on October 17, 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company. The latter had been incorporated on September 17, 1907. The Company's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.1 million as of December 31, 1991, approximately 8.2 million as of December 31, 1992 and approximately 8.1 million as of December 31, 1993. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which the Company derived approximately one-third of its ultimate consumer revenues in 1993. The Company had approximately 3.3 million electric customers at December 31, 1993. The Company's principal executive offices are located at 10 South Dearborn Street, Post Office Box 767, Chicago, Illinois 60690-0767, and its telephone number is 312/394-4321.

  The Company's financial condition is dependent upon its ability to generate revenues to cover its costs. To maintain a satisfactory financial condition, the Company must recover the costs of and a return on completed construction projects, including its three most recently completed generating units, and maintain adequate debt and preferred and preference stock coverages and common stock equity earnings. The Company has no significant revenues other than from the sale of electricity. Under the economic and political conditions prevailing in Illinois, the Company's management recognizes that competitive and regulatory circumstances may limit the Company's ability to raise its rates. Therefore, the Company's financial condition will depend in large measure on the Company's levels of sales, expenses and capital expenditures. See "Rate Proceedings" and "Business and Competition" below.

  In response to the adverse regulatory and judicial decisions in the proceedings relating to the level of the Company's rates, the Company implemented a cost reduction plan in 1992 involving various management workforce reductions through early retirement and voluntary and involuntary separations. Such reductions, when combined with other actions, are estimated by the Company to have saved approximately $130 million in operation and maintenance expenses during 1993. The management workforce reduction resulted in a charge to income of approximately $23 million (net of income tax effects) in 1992. In addition, the Company reached agreement in August 1993 with its unions regarding certain cost reduction actions. The agreement provides for a wage freeze until April 1, 1994, changes to reduce health care plan cost, increased use of part-time employment and changes in holiday provisions. The agreement also includes a continuation of negotiations relative to other issues. Further, the Company has reduced planned construction program expenditures by approximately $200 million compared with the common years (1994-95) of the previously approved three-year construction program.

  The Company and union representatives reached agreement in February 1994 and announced an offer of a voluntary early retirement program. This program is available to management, non-union and union employees. Participants currently eligible will be given a 45-day period during which to consider and elect to participate in this voluntary program.

  In addition, the quarterly common stock dividends, payable on and since November 1, 1992, were reduced by 47% from the seventy-five cents per share amount paid quarterly since 1982 to forty cents per share. Dividends have been declared on the outstanding shares of the Company's preferred and preference stocks at their regular quarterly rates. The Company's Board of Directors will continue to review quarterly the payment of dividends.

  See "Fuel Supply," "Regulation" and "Item 3. Legal Proceedings" herein for information concerning administrative and legal proceedings and certain other matters involving the Company, Commonwealth Edison Company of Indiana, Inc. (Indiana Company) and Cotter Corporation, a wholly-owned subsidiary of the Company. The outcome of certain of the proceedings or matters described or referred to therein, if not favorable to the Company and the Indiana Company (companies), could have a material adverse effect on the future business and operating results of the companies.

NET ELECTRIC GENERATING CAPABILITY

  The owned (non-summer) generating capability of the companies is considered by the companies to be 22,522,000 kilowatts. After deducting summer limitations of 557,000 kilowatts, the net summer generating capability of the companies is considered by the companies to be 21,965,000 kilowatts. The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and to generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities. See "Item 2. Properties."

  The highest peak load experienced to date occurred on August 27, 1993 and was 17,771,000 kilowatts; and the highest peak load experienced to date during a winter season occurred on January 18, 1994 and was 14,179,000 kilowatts. The Company's kilowatthour sales and generation are generally higher (primarily during the summer periods but also during the winter periods) when temperature extremes create demand for either summer cooling or winter heating.

CONSTRUCTION PROGRAM

  The construction program for the three-year period 1994-96 consists principally of improvements to the companies' existing nuclear and other electric production, transmission and distribution facilities. It does not include funds (other than for planning) to add new generating capacity to the Company's system. The program, as approved by the Company in January 1994, calls for electric plant and equipment expenditures of approximately $2,450 million (excluding nuclear fuel expenditures of approximately $780 million). This amount reflects a decrease of approximately $200 million compared with the common years (1994-95) of the previously approved construction program. In part, the decrease reflects a reduction in capital spending announced by the Company in July 1992 due to adverse financial circumstances. For additional information concerning the cost reduction plan, see "The Company" above. It is estimated that such construction expenditures, with cost escalation computed at 4% annually, will be as follows:

                                                              THREE-YEAR
                                               1994 1995 1996   TOTAL
                                               ---- ---- ---- ----------
                                                --MILLIONS OF DOLLARS--
   Production................................. $295 $310 $250   $  855
   Transmission and Distribution..............  340  445  505    1,290
   General....................................  115   95   95      305
                                               ---- ---- ----   ------
       Total.................................. $750 $850 $850   $2,450
                                               ---- ---- ----   ------
                                               ---- ---- ----   ------

Construction expenditures during 1993 were approximately $842 million.

  The Company's gross investment in nuclear generating capacity (excluding nuclear fuel) is approximately $13.8 billion at December 31, 1993, and the Company expects that investment to be approximately $14.2 billion by the end of 1996 as a result of improvements.

  The Company's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1997 and each year thereafter through the year 2000. The projected resource needs reflect the current planning reserve margin recommendations of the Mid-America Interconnected Network (MAIN), the reliability council of which the Company is a member. The Company's forecasts indicate that the need for additional resources during this period would exist only during the summer months. The Company does not expect to make expenditures for additional capacity to the extent the need for capacity can be met through cost-effective demand-side management resources, non-utility generation or other power purchases. To assess the market potential to provide such cost-effective resources, the Company solicited proposals to supply it with cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases sufficient to meet forecasted requirements through the year 2000. The responses to the solicitation suggest that adequate resources to meet the Company's needs could be obtained from those sources but the Company has not yet determined whether those sources represent the most economical alternative. If the Company were to build additional capacity to meet its needs, it would need to make additional expenditures during the 1994-96 period.

  The Company has not budgeted for a number of projects, particularly at generating stations, which could be required, but which the Company does not expect to be required during the budget period. In particular, the Company has not budgeted for the construction of scrubbers at its Kincaid generating station, for the replacement of major amounts of piping at its boiling water reactor nuclear stations or for the replacement of steam generators at its pressurized water reactor nuclear stations. See "Regulation," subcaption "Nuclear" below.

  The 1994-96 construction program includes approximately $91 million for environmental control facilities, of which approximately $39 million, $37 million and $15 million is budgeted for 1994, 1995 and 1996, respectively. Expenditures on such facilities were $28 million, $22 million and $28 million during 1991, 1992 and 1993, respectively.

  Purchase commitments, principally related to construction and nuclear fuel, approximated $1,187 million at December 31, 1993. In addition, the Company has substantial commitments for the purchase of coal under long-term contracts as indicated in the following table.

CONTRACT                               PERIOD                      COMMITMENT(1)
- --------------------                  ---------                    -------------
Black Butte Coal Co.                  1994-2007                       $1,212
Decker Coal Co.                       1994-2015                       $  862
Peabody Coal Co.                      1994                            $   34
Big Horn Coal Co.                     1998                            $   21

- --------
(1) Estimated costs in millions of dollars FOB mine. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and the Company's fuel supply, see "Fuel Supply" below and Notes 3, 17 and 19 of Notes to Financial Statements in the Company's Current Report on Form 8-K/A-1 dated January 28, 1994 (the "January 28, 1994 Form 8-K/A-1 Report").

  The construction program will be reviewed and modified as necessary to adapt to changing economic conditions, rate levels and other relevant factors including changing business and legal needs and requirements. The Company cannot anticipate all such possible needs and requirements. While regulatory requirements in particular are more likely, on balance, to necessitate increases in construction expenditures than decreases, the Company's financial condition may require compensating or greater reductions in other construction expenditures. See "Rate Proceedings," "Regulation" and "Item 3. Legal Proceedings" herein.

  The Company has forecast that internal sources will provide approximately one-half of the funds required for its construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning trusts, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements for preference stock and long-term debt are summarized in Notes 7 and 8 of Notes to Financial Statements in the January 28, 1994 Form 8-K/A-1 Report). The forecast assumes the rate levels reflected in the Rate Matters Settlement (described below), and reflects the payments required to be made to customers under the Rate Matters Settlement and the Fuel Matters Settlement (described below). See "Rate Proceedings" herein for additional information.

  The Company periodically reviews its projection of probable future demand for electricity in its service territory. It currently projects long-term average annual growth of 2% in annual peak load and 1.75% in annual output.

  Gross additions to and retirements from utility property, excluding nuclear fuel, of the companies for the five years ended December 31, 1993 were $4,640 million and $511 million, respectively.

  See Note 1 of Notes to Financial Statements and "Results of Operations" subcaption "Other Items" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the January 28, 1994 Form 8-K/A-1 Report for information concerning Allowance for Funds Used During Construction.

ELECTRIC RATES

  The following table summarizes rate increases granted in the Company's major rate proceedings before the Illinois Commerce Commission (ICC) since January 1, 1985. Revenues actually realized as a result of the rate increases may vary depending on levels of kilowatthour sales to each class of customers. See Notes 2 and 3 of Notes to Financial Statements in the January 28, 1994 Form 8-K/A-1 Report.

   ANNUAL
   AMOUNT
 REQUESTED                               AUTHORIZED
    (IN       ----------------------------------------------------------------
 MILLIONS)                                     PERCENT           END OF
    AND                           ANNUAL      INCREASE        TWELVE-MONTH
  DATE OF                       AMOUNT (IN  OVER PREVIOUS TEST PERIOD CITED IN
   FILING      EFFECTIVE DATE  MILLIONS)(a)  REVENUES(a)    FINAL RATE ORDER
- ------------  ---------------- ------------ ------------- --------------------
$583
November 29,
1984          October 29, 1985   $495(b)       11.0          December 1984
$1,415
August 21,
1987          January 1, 1989    $235(c)        4.5(c)       December 1987
$1,231
April 12,
1990          March 20, 1991     $750(d)       14.0(d)       December 1991

- --------
(a) The amounts granted and the related percent increases are based on the test periods cited in the rate orders and exclude add-on revenue taxes.
(b) Includes approximately $81 million of revenue included in rates effective January 1, 1987 pursuant to a phase-in plan. The phase-in plan reflects the recovery of the $81 million postponed portion of the increase and an additional recovery ($56 million) of a full return on the postponed portion over a two-year period.
(c) Represents the first step of a rate increase relating to Byron Unit 2 and Braidwood Units 1 and 2 (Units) authorized by a December 1988 rate order which was reversed by the Illinois Supreme Court on December 21, 1989 and excludes a $56 million decrease resulting from completion of the recovery period referred to in note (b). This rate increase was rolled back, effective July 1, 1990.
(d) Represents the aggregate amount of the rate increase, which was to be phased-in over a three-year period. As a result of subsequent proceedings and the Rate Matters Settlement described below, only an increase of approximately $144 million in annual electric operating revenues remains effective. See "Rate Proceedings," subcaption "Settlements Relating to Certain Rate Matters" below and Note 2 of Notes to Financial Statements in the January 28, 1994 Form 8-K/A-1 Report.

RATE PROCEEDINGS

  The Company's revenues, net income, cash flows and plant carrying costs have been affected directly by various rate-related proceedings. During the periods presented in the financial statements, the Company was involved in proceedings concerning its October 1985 ICC rate order (which related principally to the recovery of costs associated with its Byron Unit 1 nuclear generating unit), proceedings concerning its March 1991 ICC rate order (which related principally to the recovery of costs associated with the Units), proceedings concerning the reduction in the difference between the Company's summer and non-summer residential rates that was effected in the summer of 1988, and ICC fuel reconciliation proceedings principally concerning the recoverability of the costs of the Company's western coal. In addition, there were outstanding issues related to the appropriate interest rate and rate design to be applied to a refund that was made in 1990 following the reversal of a December 1988 ICC rate order and a rider to the Company's rates that the Company was required to file as a result of the change in the federal corporate income tax rate made by the Tax Reform Act of 1986. The uncertainties associated with such proceedings and issues, among other things, led to the Rate Matters Settlement and the Fuel Matters Settlement (which are discussed below).

  The effects of the aforementioned rate proceedings during the periods presented are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations" in the January 28, 1994 Form 8-K/A-1 Report. For additional information regarding such proceedings, see Notes 2 and 3 of Notes to Financial Statements in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993.

 Settlements Relating to Certain Rate Matters

  On September 24, 1993, the Company's Board of Directors approved two proposed settlements which the Company's management had reached with parties involved in several of the proceedings and matters relating to the level of the Company's rates for electric service. One of the proposed settlements (Rate Matters Settlement) concerned the proceedings relating to the Company's 1985 and 1991 ICC rate orders, the proceedings relating to the reduction in the difference between the Company's summer and non-summer residential rates, the outstanding interest rate and rate design issues, and a rider related to the change in the federal corporate income tax rate made by the Tax Reform Act of 1986. The other proposed settlement (Fuel Matters Settlement) related to the ICC fuel reconciliation proceedings involving the Company for the period from 1985 through 1988 and to future challenges by the settling parties to the prudency of the Company's western coal costs for the period from 1989 through 1992. Each of these settlements was subject to appropriate action by the ICC or the courts having jurisdiction over the proceedings.

  As a result of subsequent ICC and judicial actions, the Rate Matters Settlement became final on November 4, 1993. Under the Rate Matters Settlement, effective as of November 4, 1993, the Company reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period scheduled to be twelve months (to be followed by a reconciliation period of no more than five months). The Company had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the March 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million. The recording of the effects of the Rate Matters Settlement in October 1993 reduced the Company's 1993 net income and retained earnings by approximately $292 million or $1.37 per common share, in addition to the effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million (or $1.26 per common share) in deferred carrying charges, net of income taxes, authorized in the ICC rate order issued on January 6, 1993 (as subsequently modified, the Remand Order). In January 1994, a purported class action was filed in the Circuit Court of Cook County, Illinois challenging the making of refunds to current rather than to historical residential customers in the Rate Matters Settlement. The Company does not believe that the complaint has any merit.

  As a result of subsequent ICC actions, the Fuel Matters Settlement became final on November 15, 1993. Under the Fuel Matters Settlement, effective as of December 2, 1993, the Company commenced paying approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period. The Company recorded the effects of the Fuel Matters Settlement in October 1993, which effects reduced the Company's net income and retained earnings by approximately $62 million or $0.29 per common share.

 Other Rate Matters

  On February 10, 1994, the Company filed a request with the ICC to increase electric operating revenues by approximately $460 million, or 7.9%, on an annual basis above the level of revenues approved in the Rate Matters Settlement. This request principally reflects the inclusion of the Units in the Company's rate base as fully "used and useful," increased operation and maintenance expenses over the level reflected in the Remand Order, increased contributions to the external trust funds which the Company is required to fund to cover the eventual decommissioning of its nuclear power plants and lower debt and equity costs. The ICC has suspended the rates, appointed hearing examiners and ordered an investigation. Under the Illinois Public Utilities Act, the ICC must decide the case by early January 1995.

  In the Remand Order, the rate determination was based upon, among other things, findings by the ICC with respect to the extent to which the Units were "used and useful" during the 1991 test year period of the rate order. With respect to the "used and useful" issue, the ICC applied a needs and economic benefits methodology, using a twenty percent reserve margin and forecasted peak demand, and found Byron Unit 2 and Braidwood Units 1 and 2 to be 93%, 21% and 0%, respectively, "used and useful." The Company has not recorded any disallowances related to the "used and useful" issue. The Company considers the "used and useful" disallowance in the Remand Order to be temporary. The ICC concluded in the Remand Order that the forecasts in the record in that proceeding indicate that Braidwood Units 1 and 2 will be fully "used and useful" within the reasonably foreseeable future.

FUEL SUPPLY

  The kilowatthour generation of the companies for 1993 was provided from the following fuel sources: nuclear 75%, coal 23%, oil 1% and gas 1%.

 Nuclear Fuel

  The Company has uranium concentrate inventory, supply contracts and subsidiary resources sufficient to meet the majority of its uranium concentrate requirements through 1994 and portions of its requirements for periods beyond 1994. The Company's contracted conversion services are sufficient to meet all of its uranium conversion requirements through 1995. All of the Company's enrichment requirements have been contracted for through 1999. Commitments for fuel fabrication have been obtained for the Company's nuclear units at least through 1999. The Company does not anticipate that it will have any difficulty in negotiating contracts for uranium concentrates, conversion, enrichment and fuel fabrication services for periods after the dates indicated.

  The Company has contracted with the United States Department of Energy (DOE) for the final disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The Company has the primary responsibility for providing interim storage for its spent nuclear fuel. The Company's capability to store spent fuel is more than adequate for some years to come. All stations except Dresden and Zion stations will have spent fuel capacity at least through the year 2005. Dresden station has capacity through 2001. Zion station has capacity through 2003. Meeting spent fuel storage requirements beyond the years described above could require new and separate storage facilities, the costs for which have not been determined. See "Regulation," subcaption "Nuclear" herein for further information concerning the disposal of radioactive waste.

 Coal

  The Company burns low sulfur western coal at all but one of its coal-fired stations. The other coal-fired station burns Illinois coal. This Illinois coal is provided under a contract which expires in 1994. The Company's present policy is to maintain a coal inventory equal to 30 days of high utilization. As of February 28, 1994, coal inventories approximated 30 days. The average cost per ton of coal consumed by the companies for the years 1991, 1992 and 1993, including transportation charges, was $50.31, $52.57 and $49.42, respectively.

  Compared to other utilities, the Company has relatively low average fuel costs. This results from the Company's reliance predominantly on lower cost nuclear generation. The Company's coal costs, however, are high compared to those of other utilities. The Company's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and the Company has significant purchase commitments under its contracts. For additional information concerning the Company's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Construction Program" above and "Fuel Adjustment Clause" below and Notes 2, 17 and 19 of Notes to Financial Statements in the January 28, 1994 Form 8-K/A-1 Report.

 Oil and Gas

  The Company's fast-start peaking units use middle distillate oils. Approximately half of this capacity can also be fueled with natural gas. The Company's 2,698,000 kilowatt Collins station is fueled with natural gas and residual oil. The Company purchases oil under various purchase orders. The recent cost for oil at Collins station, including transportation charges, has been $16 per barrel. The conversion of three of the five units at Collins station to dual fuel capability (residual oil and natural gas) was substantially completed during 1993. The Company expects the conversion of all three units to be completed in the near future. The Company has a contract for the delivery and storage of natural gas from gas pipelines to Collins station which expires in 2003.

 Fuel Adjustment Clause

  Through its fuel adjustment clause, the Company recovers from its customers the cost of the fuel used to generate electricity and of purchased power as compared to fuel costs included in base rates. The amounts collected under the fuel adjustment clause are subject to review by the ICC, which, under the Illinois Public Utilities Act, is required to hold annual public hearings to reconcile the collected amounts with the actual cost of fuel and power prudently purchased. In the event that the collected amounts exceed such actual cost, then the ICC can order that the excess be refunded.

  For additional information concerning the Company's fuel reconciliation proceedings and coal reserves, see Notes 2, 17 and 19 of Notes to Financial Statements in the January 28, 1994 Form 8-K/A-1 Report and Note 3 of Notes to Financial Statements in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993.

REGULATION

  The companies are subject to state and federal regulation in the conduct of their respective businesses, including the operations of Cotter Corporation. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. The Company is subject to regulation by the ICC as to rates and charges, issuance of securities (other than debt securities maturing in not more than twelve months), service and facilities, classification of accounts, transactions with affiliated interests as defined in the Illinois Public Utilities Act and other matters. In addition, the ICC in certain of its rate orders has exercised jurisdiction over the Company's environmental control program.

  The Company is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the issuance of debt securities maturing in not more than twelve months. The Company is also subject to the jurisdiction of the FERC and the DOE under the Federal Power Act with respect to certain other matters, including the sale for resale of electric energy and the transmission of electric energy in interstate commerce, and to the jurisdiction of the DOE with respect to the disposal of spent nuclear fuel and other radioactive wastes.

  On July 13, 1993, legislation became effective in Illinois which permits the Company to create certain unregulated subsidiaries, and to form a holding company, without being required to obtain the approval of the ICC. The Company has created an unregulated subsidiary to engage in energy service activities and is in the process of obtaining necessary shareholder and Federal regulatory approvals to create a holding company structure for its operations.

  The Company is a holding company as defined by the Public Utility Holding Company Act of 1935 because of its ownership of common stock of the Indiana Company. By filing an exemption statement annually, the Company is exempt from most of the provisions of such Act.

  The Indiana Company, an "affiliated interest" of the Company within the meaning of the Illinois Public Utilities Act, is subject to regulation by the Indiana Utility Regulatory Commission and to the jurisdiction of the FERC, the DOE and federal and state of Indiana pollution control and other agencies.

  Currently, the ICC is conducting a focused management audit of the Company's fuel procurement process, which began in December 1993 and is scheduled to be completed in midyear 1994.

 Nuclear

  The Illinois Department of Nuclear Safety (IDNS) has jurisdiction over certain activities in Illinois relating to nuclear power and safety, and radioactive materials. Effective June 1, 1987, the IDNS replaced the Nuclear Regulatory Commission (NRC) as the regulator and licensor of certain source, by-product and special nuclear material in quantities not sufficient to form a critical mass, including such material contained in various measuring devices used at fossil-fuel power plants. The IDNS has promulgated regulations which are substantially similar to the corresponding federal regulations. The IDNS also has authority to license a low-level radioactive waste disposal facility and to regulate alternative methods for disposing of materials which contain only trace amounts of radioactivity.

  The Company is subject to the jurisdiction of the NRC with respect to its nuclear generating stations. The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Attempts are made from time to time by various individuals or citizen groups to prohibit the development or use of nuclear power through initiation of proceedings before the NRC, other agencies or courts. Such proceedings frequently involve attacks on the validity of NRC rules which, if successful, could provide a basis for challenges to permits and licenses granted by the NRC in the past.

  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. The Company, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from the Company's nuclear generating stations beginning not later than January 1998. The contract with the DOE requires the Company to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. The Company has elected to pay the one-time fee, with interest, just prior to the first scheduled delivery of spent nuclear fuel to the DOE, which is scheduled to occur not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. The Company has primary responsibility for the interim storage of its spent nuclear fuel. The Company anticipates the possibility of serious difficulties in disposing of high-level radioactive waste. See "Fuel Supply," subcaption "Nuclear Fuel" herein for further information.

  The Company currently disposes of its low-level radioactive waste at a site in the state of South Carolina. There are no other commercial operating sites in the United States for the disposal of low-level radioactive waste available to the Company. The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for such waste, subject to approval by the United States Congress (Congress) of each such compact. Under the 1985 amendments to that Act, a compact could restrict the use of a region's disposal facilities after January 1, 1993 to waste generated within the region. South Carolina belongs to a regional compact. South Carolina has granted the Company access to its waste disposal site for an 18-month period which began January 1, 1993. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress. The IDNS had estimated that a low-level radioactive waste disposal facility would be operational in Illinois by March 31, 1994 at the earliest. However, in 1992, an independent panel rejected the only site in Illinois then being considered for a low-level waste disposal facility. Illinois has since enacted legislation changing the procedures for siting a low-level waste disposal facility. The Company has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. The Company anticipates the possibility of serious difficulties in disposing of low-level radioactive waste. The continuing viability of commercial nuclear power is subject to resolution of the issues of spent nuclear fuel storage and disposal of radioactive waste.

   Federal regulations provide that any operating nuclear generating facility may be required to cease operation if the NRC determines that there are deficiencies in state, local or utility emergency preparedness plans relating to such facility and the deficiencies are not corrected within four months of such determination. Under the regulations, the NRC may permit the operation of facilities, even though the emergency preparedness plans are deficient, upon an examination of other factors, including whether the deficiencies are significant for the facility in question, whether adequate interim compensatory actions have been or will be taken promptly and whether other compelling reasons exist for operation consistent with public health and safety. The Company's emergency preparedness plans for all of its nuclear generating stations have been approved by the NRC. State and local plans relating to the Company's nuclear generating stations have been approved by the Federal Emergency Management Agency. The Company continues to cooperate with the NRC and appropriate local and state agencies in Illinois, Indiana, Iowa and Wisconsin on emergency preparedness issues.

  In February 1993, the Company was notified by the NRC that the Company's Zion station, which was placed on the NRC's list of plants to be monitored closely in early 1991, was removed from that list. In January 1994, the Company was notified by the NRC that the Company's Dresden station, which was placed on the NRC's list of plants to be monitored closely in early 1992, would remain on that list. Also in January 1994, the NRC noted adverse performance trends at Quad-Cities station as well as at LaSalle County station. The Company had already identified and was working to correct most of the problems cited. As a consequence, the Company anticipates continued increased expenditures in connection with those stations.

  In accordance with a commitment to the NRC, the Company examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. The Company replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3 and is taking alternative remedial actions which are intended to minimize the need to replace such piping at Dresden Unit 2, Quad-Cities Units 1 and 2 and LaSalle Units 1 and 2. If the Company is required to replace all of such piping, the estimated construction expenditures, in current-year dollars, would be approximately $520 million.

  The Company has studied the possibility of having to replace the steam generators at its Zion nuclear generating plant. The initial studies were completed in early June 1991 and additional follow-up studies are continuing. Based on the findings of these studies, the Company plans to replace the Zion Unit 1 steam generators, for service in 2000, at an estimated cost of approximately $225 million. The Company is also studying the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1 and expects such replacement may be needed; initial and on-going studies indicate possible replacements as early as 2000 for Byron Unit 1 and 2002 for Braidwood Unit 1; however, alternative remedial actions are also being explored. If required, the replacement cost of the steam generators at Byron Unit 1 and Braidwood Unit 1 would be comparable to Zion Unit 1. Approximately $3 million of preliminary engineering expenditures are included in the 1994-96 construction program. See "Item 3. Legal Proceedings" concerning litigation by the Company against Westinghouse Electric Corporation concerning steam generators.

  During the year 1993, civil penalties were imposed on the Company by the NRC on seven occasions for violations of NRC regulations in amounts aggregating $562,500. Since January 1, 1994, there have been no violations of NRC regulations identified which have resulted in civil penalties. However, there are several potentially enforceable issues currently outstanding and under review by the NRC.

  The uranium mining and milling operations of the Company's subsidiary, Cotter Corporation, are subject to regulation by the state of Colorado and the NRC.

 Environmental

  The companies are subject to regulation regarding environmental matters by the United States and by the states of Illinois, Indiana, Iowa and, in the case of Cotter Corporation, Colorado, and by local jurisdictions where the companies operate their facilities. The Illinois Pollution Control Board (IPCB) has jurisdiction over environmental control in the state of Illinois, which includes authority to regulate air, water and noise emissions and solid waste disposal, together with the Illinois Environmental Protection Agency (Illinois Agency), which enforces regulations of the IPCB and issues permits in connection with environmental control. The United States Environmental Protection Agency (Federal Agency) administers certain federal statutes relating to such matters. The IPCB has published a proposed rule under which it would have the power to regulate radioactive air pollutants under the Illinois Environmental Protection Act and the Federal Clean Air Act Amendments of 1977.

  Air quality regulations, promulgated by the IPCB as well as the Indiana and Hammond Departments of Environmental Management in accordance with federal standards, impose restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state and local environmental protection agencies for the operation of emission sources. Permits authorizing operation of the Company's fossil-fueled generating facilities subject to this requirement have been obtained and, where such permits are due to expire, the Company has, in a timely manner, filed applications for renewal or requested extensions of the existing permits.

  Under the Federal Clean Water Act, National Pollutant Discharge Elimination System (NPDES) permits for discharges into waterways are required to be obtained from the Federal Agency or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. The companies either have NPDES permits for all of their generating stations or have filed applications for renewals of such permits under the current delegation of the program to the Illinois Agency or the Indiana Department of Environmental Management. The Company is also subject to the jurisdiction of certain pollution control agencies of the state of Iowa with respect to the discharge into the Mississippi River from the Quad-Cities station. Reissued NPDES permits for several generating facilities establish schedules by which the facilities must meet tighter discharge limits when using certain biocides in condenser cooling water systems. The Company has embarked on a program to obtain compliance with the new permit requirements by the April 1995 compliance date.

  On August 10, 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at the Company's Fisk, Crawford, Will County, Joliet and Dresden generating stations. In July 1991, the Sierra Club and the Company reached a settlement of this suit which was approved by the Court on November 1, 1991. Under the settlement, the Company has agreed to perform an ecological study of the thermal effluents discharged from the generating stations. Ultimately, this study, which is currently underway, may determine whether the installation of closed cycle cooling facilities or operational restrictions are necessary at one or more of these stations.

  The Great Lakes Critical Programs Act of 1990 requires that, following the issuance of guidance by the Federal Agency, the states of Illinois and Indiana, among others, adopt water quality standards, policies and procedures to assure protection of the water quality of the Great Lakes. Water quality standards and procedures that the states would be required to adopt under the current version of the Federal Agency's draft guidance ultimately could require that the Company install additional pollution control equipment or restrict operations at its facilities that discharge, either directly or indirectly, into Lake Michigan. The Federal Agency is expected to issue final guidance in 1995.

  The Clean Air Act Amendments of 1990 (Amendments) will require reductions in sulfur dioxide emissions from the Company's Kincaid station. The Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide will be issued by the Federal Agency based largely on historical levels of sulfur dioxide emissions. These allowances will be transferable and marketable. The Company's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on the Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from its existing generating plants. In addition, the Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. The Company's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. Under the Plan approved by the ICC, the Company would have been allowed to burn low sulfur Illinois coal at Kincaid station without the installation of pollution control equipment for the years 1995 through 1999, and to purchase any necessary emission allowances that are expected to be available under the Amendments during this period. Also, under the Plan, the Company expected to install pollution control equipment for Kincaid station by the year 2000. When the final outcome of the federal litigation is known, the Company will determine whether any changes are required.

  The Amendments also will require reductions in nitrogen oxide emissions from the Company's fossil fuel generating units. The Illinois Agency has proposed rules with respect to such emissions which would require modifications to certain of the Company's boilers. The Company's construction program for the three-year period 1994-96 includes $25 million for such modifications.

  The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) provides for immediate response and removal actions coordinated by the Federal Agency to releases of hazardous substances into the environment and authorizes the federal government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the clean-up costs of waste at sites, most of which are listed by the Federal Agency on the National Priorities List (NPL). These responsible parties can be ordered to perform a clean-up, can be sued for costs associated with a Federal Agency directed clean-up, or may voluntarily settle with the federal government concerning their liability for clean-up costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. The Company and its subsidiaries are or are likely to become parties to proceedings initiated by the Federal Agency, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including manufactured gas plant (MGP) sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. MGPs manufactured gas in Illinois from approximately 1850 to 1950. The Company generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. The Company also acquired former MGP sites as vacant real estate on which Company facilities have been constructed. While there is a possibility that in the aggregate the cost of MGP site investigation and remediation will be substantial over time, the Company is not able to determine the most probable liability for MGPs. In accordance with accounting standards, the Company recorded a provision of $25 million in 1991 which reflects the low end of the range of its estimate of the liability associated with former MGPs. In 1993, the Company recorded a provision of $5 million which reflects the low end of the range of its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. The Company presently estimates that its costs of investigating and remediating these other sites pursuant to CERCLA and state environmental laws will not in the aggregate be material to the business or operations of the Company. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  On July 17, 1991, the United States Government (Government) filed a complaint in U.S. District Court alleging that the Company and four other defendants are "potentially responsible parties" (PRPs) under CERCLA for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near the Company's Byron station in Byron, Illinois. The Government alleges that a portion of the site is owned by the Company. The Government is presently seeking reimbursement from the PRPs for study and response costs associated with the site. The Company presently expects such costs to total approximately $10 million. The Company is currently pursuing cost recovery from other PRPs that have been identified at this site.

  On October 16, 1992, the Federal Agency notified the Company and four other companies, including the site operator, that they were PRPs under CERCLA for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. The Company sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation is currently estimated to be approximately $8 to $10 million. The operator is currently in default of his 50% portion of the interim allocation. Therefore, this share has been reapportioned among the remaining PRPs with the Company's present allocation being between $3 and $4 million. In February 1994, the Company recorded a provision of $3 million which reflects the low end of the range of its estimate of this additional liability, and also recorded a receivable of $3 million as this additional $3 million is probable of recovery from insurance companies and/or other PRPs. In addition, the Company and the other PRPs have filed a cost recovery action against the site operator and the site owner to require that they provide their share of the remediation costs.

  In the operation of its electric distribution system, the Company has utilized equipment containing polychlorinated biphenyls (PCBs). Such equipment included transformers located in customer-owned buildings and in sidewalk vaults. Under regulations adopted by the Federal Agency, these transformers containing PCBs were required to be modified (with non-PCB fluid) or be replaced. The Company has completed the replacement of over 2,000 PCB fluid transformers that were located in or near commercial buildings and were subject to the federal regulations. The estimated cost to the Company of replacing or modifying these transformers and disposing of the PCB fluid was approximately $120 million, which had been expended through the end of 1993. Some of the Company's electrical equipment containing PCBs was sent to scrap and salvage facilities and, as a result, the Company may be liable for penalties and for the costs of cleanup of those facilities. An accident or spill involving PCB oil filled electrical equipment, resulting in exposure of persons or property to PCBs or their by-products, could result in material liability claims against the Company.

  In September 1990, the IPCB replaced existing landfill regulations with new, more stringent design and performance standards. These regulations are expected to increase the cost to the Company for disposal of coal combustion by-products at its Joliet station. At Joliet, an existing landfill utilized for disposal of coal ash may require the installation by 1997 of engineered retrofits designed to protect groundwater. The Company intends to request exemptions from certain of the new regulations from the IPCB. If its request is denied, then alternative landfill siting, commercial disposal, or retrofitting of the existing facility could result in significant increases in disposal expenditures.

  The outcome of many of the regulatory proceedings referred to above, if not favorable, could have a material adverse effect on the Company's future business and operating results.

  An unresolved issue is whether exposure to electric and magnetic fields
(EMFs) may result in adverse health effects or damage to the environment. EMFs are produced by virtually all devices carrying or utilizing electricity, including transmission and distribution lines as well as home appliances. If regulations are adopted related to EMFs, they could affect the construction and operation of electric equipment, including transmission and distribution lines and the cost of such equipment. The Company cannot predict the effect on the cost of such equipment or operations if new regulations related to EMFs are adopted. In the absence of such regulations, EMFs have nonetheless become an issue in siting facilities and in other land use contexts. Litigation has been filed in a variety of locations against a variety of defendants (including the Company) alleging that the presence or use of electrical equipment has had an adverse effect on the health of persons. If plaintiffs are successful in litigation of this type and it becomes widespread, the impact on the Company and on the electric utility industry is not predictable, but could be severe.

  From time to time, the companies are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of the companies' facilities. The Company does not believe, so far as it now foresees, that such violations or defaults will have a material adverse effect on its future business and operating results, except for events otherwise described in this Annual Report on Form 10-K which could have such an effect.

EMPLOYEES

  The total number of employees of the companies was approximately 19,008 at December 31, 1993. Of that amount, about 11,214 employees of the Company are represented by 17 local unions of the International Brotherhood of Electrical Workers (AFL-CIO) (IBEW), and about 182 employees of the Indiana Company are represented by the United Steelworkers of America, Local 12502. The Company has been notified that effective May 1, 1994, the 17 local unions of the IBEW will be reorganized into one local union. Collective bargaining agreements with the unions are effective through March 31, 1995 with a wage reopener to be effective April 1, 1994. In March 1994, the Company and the unions reached agreement on a general wage increase effective April 1, 1994, including an incentive pay element which provides for additional compensation based on the achievement of specified corporate financial results in 1994. The agreement is subject to ratification by the unions' membership. Increases in the rates of compensation for supervisory and administrative employees are made from time to time. An incentive compensation arrangement has been implemented under the Company's 1993 Long-Term Incentive Plan for supervisory and administrative employees for 1994, with payments based upon the achievement of specified financial and other goals. Supplemental agreements covering life insurance, savings and investment, medical, dental and vision care plans are effective until March 31, 1995. Supplemental agreements covering pension matters are effective until March 31, 1995. See "The Company" above for information relating to changes to union agreements during 1993.

INTERCONNECTIONS

  The Company has interconnections for the transmission of electricity with Central Illinois Light Company, Central Illinois Public Service Company, Illinois Power Company, Indiana Michigan Power Company (a subsidiary of American Electric Power Company), Interstate Power Company, Iowa-Illinois Gas and Electric Company, Northern Indiana Public Service Company, Wisconsin Electric Power Company and Wisconsin Power and Light Company for the purpose of exchanging energy and for other forms of mutual assistance.

  The Company and thirteen other Midwest power systems are members of MAIN. The members have entered into an agreement to work together to ensure the reliability of electric power production and transmission throughout the area they serve.

FRANCHISES

  The Company's franchises are in general deemed adequate to permit it to engage in the business it now conducts.

  In the city of Chicago, the Company operates under a nonexclusive electric franchise ordinance effective January 1, 1992, and continuing in force until December 31, 2020. The Company derives approximately one-third of its ultimate consumer revenues from the city of Chicago.

  The electric business outside of the city of Chicago is conducted in municipalities under nonexclusive franchises and, where required, under certificates of convenience and necessity granted by the ICC. The following tabulation summarizes as of December 31, 1993 the expiration dates of the electric franchises held in 395 of the 396 municipalities outside of the city of Chicago capable of granting franchises and in which the Company currently provides electric service.

FRANCHISE                        ESTIMATED
EXPIRATION          NUMBER OF    AGGREGATE
 PERIODS          MUNICIPALITIES POPULATION
- ----------        -------------- ----------
 1996-2006.......        4         108,000
 2007-2017.......       15         113,000
 2018-2028.......        4           5,000

FRANCHISE                        ESTIMATED
EXPIRATION          NUMBER OF    AGGREGATE
 PERIODS          MUNICIPALITIES POPULATION
- ----------        -------------- ----------
 2029-2039.......        1           *
 2040 and subse-
  quent years....      367       3,995,000
 No stated time
  limit..........        4          71,000

*Less than one thousand people.

BUSINESS AND COMPETITION

  The electric utility business has historically been characterized by retail service monopolies in state or locally franchised service territories. Investor-owned electric utilities have tended to be vertically integrated with all aspects of their business subject to pervasive regulation. Although customers have normally been free to supply their electric power needs through self-generation, they have not had a choice of electric suppliers and self-generation has not generally been economical.

  The market in which electric utilities like the Company operate has become more competitive and many observers believe competition will intensify. Self-generation can be economical for certain customers, depending on how and when they use electricity and other customer-specific considerations. A number of competitors are currently seeking to identify and do business with those customers. In addition, suppliers of other forms of energy are increasingly competing to supply energy needs which historically were supplied primarily or exclusively by electricity.

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the FERC to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. Although the Company cannot now predict the full impact of this Act, it will likely create and increase competition affecting the Company.

  The Company is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in the Company's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract the Company's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities wherever they exist. In addition, cogeneration and energy services companies have begun soliciting the Company's customers to provide alternatives to using the Company's electricity.

  On July 13, 1993, legislation became effective in Illinois which permits the Company to create certain unregulated subsidiaries, and to form a holding company, without being required to obtain the approval of the ICC. The legislation gives the Company and its affiliates flexibility to compete with unregulated competitors to provide energy services. The Company has created an unregulated subsidiary to engage in energy service activities and is in the process of obtaining necessary shareholder and Federal regulatory approvals to create a holding company structure for its operations. For additional information, see "Item B. Corporate Restructuring Plan" in the Company's Proxy Statement relating to its Annual Meeting of shareholders to be held May 10, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                 EFFECTIVE DATE OF ELECTION
          NAME         AGE       POSITION           TO PRESENT POSITION
   ------------------  --- --------------------- --------------------------
   James J. O'Connor   57  Chairman                  March 1, 1980
   Samuel K. Skinner   55  President                 February 1, 1993
   Thomas J. Maiman    55  Senior Vice President     June 10, 1992
   Robert J. Manning   51  Senior Vice President     June 10, 1992
   Donald A. Petkus    52  Senior Vice President     June 10, 1992
   Cordell Reed        56  Senior Vice President     June 5, 1987
   Michael J. Wallace  46  Senior Vice President     December 9, 1993
   John C. Bukovski    51  Vice President            February 1, 1989
   Louis O. DelGeorge  46  Vice President            April 22, 1992
   Harlan M. Dellsy    46  Vice President            September 15, 1986
   William H. Downey   49  Vice President            June 10, 1992
   J. Stanley Graves   57  Vice President            June 5, 1987
   Emerson W. Lacey    52  Vice President            November 17, 1992
   Paul D. McCoy       43  Vice President            June 10, 1992
   Robert A. Paul      50  Vice President            January 26, 1994
   James A. Small      50  Vice President            July 1, 1993
   Pamela B. Strobel   41  Vice President and        June 1, 1993
                            General Counsel
   John J. Viera       62  Vice President            March 29, 1977
   Roger F. Kovack     45  Comptroller               February 1, 1989
   Dennis F. O'Brien   48  Treasurer                 February 1, 1989
   David A. Scholz     52  Secretary                 February 1, 1989

  The present term of office of each of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual election of Directors scheduled to be held on May 10, 1994.

  Each of the above executive officers (except for Messrs. Skinner, Paul and Small and Ms. Strobel), has been employed by the Company for more than five years in executive or management positions. Since January 1, 1989 and prior to his election as President of the Company, Mr. Skinner was a partner in the law firm of Sidley & Austin prior to February 1989, Secretary of the United States Department of Transportation from February 1989 to December 1991, Chief of Staff to the President of the United States from December 1991 to August 1992, and General Chairman of the Republican National Committee from August 1992 to January 1993. Since January 1, 1989 and prior to his election as Vice President, Mr. Paul was employed at Digital Equipment Corporation in the following capacities: prior to 1989 as Group Technology Manager, from 1989 to 1992 as Corporate Technology and Business Acquisition Manager and from 1992 to January 1994 as Corporate Purchasing Manager. Since January 1, 1989 and prior to his election as Vice President, Mr. Small was General Manager of Fuel Services at Georgia Power Company. Since January 1, 1989 and prior to her election as Vice President and General Counsel, Ms. Strobel was a partner in the law firm of Sidley & Austin. Since January 1, 1989 and prior to election to the positions shown above, the following officers held other positions in the
Company: Messrs. Maiman, Manning and Petkus were Vice Presidents; Mr. Wallace was Manager of Projects and Construction Services prior to February 1, 1989, Manager of Engineering and Construction Services prior to July 25, 1990 and Vice President thereafter; Messrs. Bukovski and DelGeorge were Assistant Vice Presidents; Mr. Downey was Operating Manager prior to September 1990 and Manager of Marketing and Customer Services thereafter; Mr. Lacey was Operations Manager--Fossil Stations prior to November 1989 and Fossil Engineering and Construction
Manager thereafter; Mr. McCoy was Division Operating Manager--Northern from April 1988 to September 1990, Operating Manager from September 1990 to September 1991 and Manager of Transmission and Distribution Operations thereafter; Mr. Kovack was Assistant Comptroller; Mr. O'Brien was Assistant Treasurer; and Mr. Scholz was Assistant Vice President.

  There are no family relationships among the executive officers, directors and nominees for director of the Company.

OPERATING STATISTICS

                                                  YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
Electric Operating Revenues (thousands of
 dollars)(1):
 Residential...............................  $2,341,155  $2,146,523  $2,306,940
 Small commercial and industrial...........   1,962,662   1,874,393   1,905,920
 Large commercial and industrial...........   1,437,680   1,373,939   1,408,725
 Public authorities........................     474,034     452,508     464,895
 Electric railroads........................      27,593      27,633      28,458
 Provisions for revenue refunds--ultimate
  consumers................................  (1,281,788)    (18,372)       (851)
 Sales for resale (net of provisions for
  revenue refunds).........................     237,573     113,603     107,755
 Other revenues............................      61,531      56,094      53,691
                                             ----------  ----------  ----------
    Total..................................  $5,260,440  $6,026,321  $6,275,533
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Sales (millions of kilowatthours):
 Residential...............................      20,818      19,269      21,603
 Small commercial and industrial...........      23,463      22,662      23,152
 Large commercial and industrial...........      22,917      22,163      22,575
 Public authorities........................       6,741       6,562       6,776
 Electric railroads........................         405         410         422
 Sales for resale..........................      13,417       4,614       4,073
                                             ----------  ----------  ----------
    Total..................................      87,761      75,680      78,601
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Sources of Electric Energy (millions of
 kilowatthours):
 Generation--
  Nuclear..................................      70,403      66,683      63,512
  Fossil...................................      23,839      13,188      18,500
  Fast-start peaking units.................          24          18          34
                                             ----------  ----------  ----------
    Net generation.........................      94,266      79,889      82,046
 Purchased power...........................         637       2,555       3,374
 Company use and losses....................      (7,142)     (6,764)     (6,819)
                                             ----------  ----------  ----------
    Total..................................      87,761      75,680      78,601
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Cost of Fuel Consumed (per million Btu):
 Nuclear...................................       $0.52       $0.52       $0.49
 Coal......................................       $2.89       $2.96       $2.84
 Oil.......................................       $3.03       $3.02       $3.37
 Natural gas...............................       $2.70       $2.36       $2.48
 Average all fuels.........................       $1.15       $0.97       $1.07
Peak Load (kilowatts)......................  17,771,000  15,994,000  17,733,000
Number of Customers (at end of year):
 Residential...............................   3,009,508   2,981,141   2,955,962
 Small commercial and industrial...........     283,764     282,092     279,660
 Large commercial and industrial...........       1,503       1,527       1,509
 Public authorities........................      12,023      11,886      12,029
 Electric railroads and resale.............          19          18          18
                                             ----------  ----------  ----------
    Total..................................   3,306,817   3,276,664   3,249,178
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Average Annual Revenue Per Residential
 Customer
 (excludes light bulb service).............     $779.54     $721.27     $780.43
Average Use Per Residential Customer
 (kilowatthours)...........................       6,954       6,497       7,333
Average Revenue Per Kilowatthour(2):
 Residential (excludes light bulb
  service).................................      11.21c      11.10c      10.64c
 Small commercial and industrial...........       8.36c       8.27c       8.23c
 Large commercial and industrial...........       6.27c       6.20c       6.24c

- --------
(1) See "Rate Proceedings" above.
(2) Average revenue per kilowatthour after reflecting provisions for revenue refunds and after reflecting revenue refunds and related interest credited to customers in 1993, 1992 and 1991, respectively, were as follows:

                                       1993                             1992                             1991
                         -------------------------------- -------------------------------- --------------------------------
                               AFTER DEDUCTIONS FOR             AFTER DEDUCTIONS FOR             AFTER DEDUCTIONS FOR
                         -------------------------------- -------------------------------- --------------------------------
                         PROVISIONS FOR      REVENUE      PROVISIONS FOR      REVENUE      PROVISIONS FOR      REVENUE
                         REVENUE REFUNDS REFUNDS CREDITED REVENUE REFUNDS REFUNDS CREDITED REVENUE REFUNDS REFUNDS CREDITED
                         --------------- ---------------- --------------- ---------------- --------------- ----------------
   Residential                8.61c           10.78c          10.90c           10.45c          10.61c           10.45c
   Small commercial and
    industrial                6.80c            8.16c           8.20c            8.02c           8.22c            8.13c
   Large commercial and
    industrial                5.07c            6.10c           6.13c            5.97c           6.23c            6.16c

ITEM 2. PROPERTIES.

  The Company's electric properties are located in Illinois and the Indiana Company's electric facilities are located in Indiana. In management's opinion, the companies' operating properties are adequately maintained and are substantially in good operating condition. The electric generating, transmission, distribution and general facilities of the companies represent approximately 69%, 9%, 19% and 3%, respectively, of their gross investment in electric plant and equipment in service.

  The electric generating stations, substations and a portion of the transmission rights of way of the companies are owned in fee. A significant portion of the electric transmission and distribution facilities are located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses (deemed satisfactory by the Company, but without examination of underlying land titles) have been obtained. The principal plants and properties of the Company are subject to the lien of the Company's Mortgage dated July 1, 1923, as amended and supplemented, under which the Company's first mortgage bonds are issued.

  The net generating capability of the Company and the Indiana Company is derived from the following electric generating facilities:

                                                                  NET GENERATING
                                                                    CAPABILITY
      STATION                                  LOCATION            (KILOWATTS)
      -------                              ----------------       --------------
      Nuclear--
       Zion                                Zion                      2,080,000
       Dresden                             Near Morris               1,588,000
       Quad-Cities                         Near Cordova              1,183,000(1)
       LaSalle County                      Near Seneca               2,156,000
       Byron                               Near Byron                2,240,000
       Braidwood                           Near Braidwood            2,240,000
      Fossil--
       Collins                             Near Morris               2,698,000
       Powerton                            Near Pekin                1,400,000
       Joliet 6                            Near Joliet                 302,000
       Joliet 7 & 8                        Near Joliet               1,025,000
       Kincaid                             Near Taylorville          1,108,000
       Will County                         Near Lockport             1,092,000
       Waukegan                            Waukegan                    725,000
       Crawford                            Chicago                     542,000
       State Line                          Hammond, Indiana            490,000
       Fisk                                Chicago                     321,000
      Fast-Start Peaking Units(2)          Various                   1,332,000
                                                                    ----------
      Net non-summer generating capability                          22,522,000
      Deduct--Summer limitations                                       557,000
                                                                    ----------
      Net summer generating capability                              21,965,000
                                                                    ----------
                                                                    ----------

- --------
(1) Excludes the 25% undivided interest of Iowa-Illinois Gas and Electric Company in the Quad-Cities station.
(2) Generating units normally designed for use only during the maximum load period of a designated time interval. Such units are capable of starting and coming on-line quickly.

  Major electric transmission lines owned and in service are as follows:

      VOLTAGE                                                            CIRCUIT
      (VOLTS)                                                             MILES
      -------                                                            -------
      765,000...........................................................     90
      345,000...........................................................  2,513
      138,000...........................................................  2,692

  The Company's electric distribution system includes 37,275 pole line miles of overhead lines and 29,666 cable miles of underground lines. A total of approximately 1,315,024 poles are included in the Company's distribution system, of which about 589,957 are owned jointly with telephone companies.

ITEM 3. LEGAL PROCEEDINGS.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against the Company and its subsidiary, Cotter Corporation (Cotter), alleging that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. The plaintiffs seek from Cotter and the Company unspecified compensatory, exemplary and medical monitoring fund damages, unspecified response costs under CERCLA, and temporary and permanent injunctive relief. Although the cases will necessarily involve the resolution of numerous contested issues of fact and law, the Company's determination is that these actions will not have a material adverse impact on the Company's financial statements.

  In October 1990, the Company filed a complaint in the Circuit Court of Cook County, Illinois (Circuit Court), against Westinghouse Electric Corporation (Westinghouse) and certain of its employees. The complaint alleges that the defendants knowingly concealed information regarding the durability of the metal used in the steam generators (a major component of the nuclear steam supply systems) at the Zion, Byron and Braidwood stations. The complaint further alleges that the defects in the steam generators will prevent the plants from maintaining their full power output through their forty year design life without costly remanufacture or replacement of the steam generators. Damages, including punitive damages, in an unspecified amount are claimed. Westinghouse has filed a counterclaim against the Company which seeks recovery of Westinghouse's costs of defense and damages of approximately $13 million.

  Shareholder derivative lawsuits were filed on October 1, 1992 and on April 14, 1993 in the Circuit Court against current and former directors of the Company alleging that they breached their fiduciary duty and duty of care to the Company in connection with the management of the activities associated with the construction of the Company's four most recently completed nuclear generating units. The lawsuits sought restitution to the Company by the defendants for unquantified and undefined losses and costs alleged to have been incurred by the Company. Both lawsuits were dismissed by the Circuit Court; however, appeals are pending before the Illinois Appellate Court.

  A number of complaints have been filed by former employees with the Equal Employment Opportunity Commission, and several lawsuits have been filed by former employees in the United States District Court, alleging that the employees' terminations (which occurred as part of the Company's management workforce reductions that were implemented in the second half of 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. The complainants are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees.

  See "Item 1. Business," subcaptions "Construction Program," "Rate Proceedings," "Fuel Supply" and "Regulation" above for information concerning legal proceedings involving various regulatory agencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The current ratings of the Company's securities by three principal securities rating agencies are as follows:

                                                                 STANDARD DUFF &
                                                         MOODY'S & POOR'S PHELPS
                                                         ------- -------- ------
   First mortgage and secured pollution control bonds..   Baa2     BBB    BBB
   Publicly-held debentures and unsecured pollution
    control obligations................................   Baa3     BBB-   BBB-
   Convertible preferred stock.........................   baa3     BBB-   BB+
   Preference stock....................................   baa3     BBB-   BB+
   Commercial paper....................................   P-2      A-2    Duff 2

  The foregoing ratings reflect downgradings during 1992 and in January 1993 as a result of developments in the proceedings leading to, and the issuance of, the Remand Order. In December 1993, Standard & Poor's affirmed its ratings of the Company's debt, although on October 27, 1993, it changed its "outlook" on the Company's ratings from stable to negative as part of its larger assessment of the electric utility industry. In December 1993, Moody's and Duff & Phelps affirmed their ratings of the Company's securities, and Moody's rating outlook on the Company remained stable.

  The above ratings reflect only the views of such rating agencies and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

  The following is a brief summary of the meanings of the above ratings and the relative rank of the above ratings within each rating agency's classification system.

  Moody's top four long-term debt ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations rated Baa are considered as medium grade obligations, neither highly protected nor poorly secured. Such obligations lack outstanding investment characteristics and in fact have speculative characteristics. (A numerical modifier in Moody's system shows relative standing within the principal rating category, with 1 indicating the high end of that category, 2 the mid-range and 3 the low end.) Standard & Poor's top four bond ratings (AAA, AA, A and BBB) are generally considered to describe obligations in which investment characteristics predominate. Obligations rated BBB are regarded as having an adequate capacity to pay interest and repay principal. It normally exhibits adequate protection parameters, but adverse economic conditions or changing circumstances are more likely to lead to weakened capacity to pay. (A plus or minus sign in Standard & Poor's system shows relative standing within the major rating categories.)

  Both Moody's and Standard & Poor's preferred stock ratings represent relative security of dividends. Moody's top four preferred stock ratings (aaa, aa, a and baa) are generally considered "investment grade." Moody's baa rating describes a medium grade preferred stock, neither highly protected nor poorly secured. Standard & Poor's top four preferred stock ratings (AAA, AA, A and BBB) are generally considered "investment grade." Standard & Poor's BBB rating applies to medium grade preferred stock which is below A ("sound") and above BB ("lower grade").

  Duff & Phelps' credit rating scale has 17 alphabetical categories, of which ratings AAA through BBB (with AAA being the highest rating) represent investment grade securities. Ratings of BBB+, BBB and BBB- represent the lowest category of "investment grade" rating. This category describes securities with below average protection factors but which are considered sufficient for institutional investment. Considerable variability in risk occurs during economic cycles. Ratings of BB+, BB and BB- describe below investment grade securities which are deemed likely to meet obligations when due. Present or prospective financial protection factors of these securities fluctuate according to industry conditions or company fortunes.

  Moody's Prime-2 (P-2) rating of commercial paper is the second highest of three possible ratings; P-2 describes a strong capacity for repayment of short-term promissory obligations. Standard & Poor's rates commercial paper in four basic categories with A-2 being the second highest category. Duff & Phelps rates commercial paper in three basic categories, with Duff 2 indicating the middle category.

  Further explanations of the significance of ratings may be obtained from the rating agencies.

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Dividends Paid Per Share of Common Stock" on page 26 of the January 28, 1994 Form 8-K/A-1 Report.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 26, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 22, and the audited consolidated financial statements and notes thereto on pages 25 and 27 through 51 of the January 28, 1994 Form 8-K/A-1 Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at the Company's Annual Meeting of shareholders to be held on May 10, 1994 is incorporated herein by reference to pages 12 through 14 of the Company's definitive Proxy Statement (1994 Proxy Statement) filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" on page 14, under the heading "Executive Compensation--Summary Compensation Table" on page 16 and under the heading "Executive Compensation--Service Annuity System Plan" on page 17 of the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 10 and 11 of the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

                                                                      PAGE OF
                                                                    JANUARY 28,
                                                                     1994 FORM
                                                                      8-K/A-1
                                                                      REPORT
                                                                    -----------
    The following financial statements are incorporated herein by reference to the Company's January 28, 1994 Form 8-K/A-1 Re-
    port:

      Report of Independent Public Accountants.....................     25
      Statements of Consolidated Income for each of the three years
       in the period ended December 31, 1993.......................     27
      Consolidated Balance Sheets--December 31, 1993 and December
       31, 1992....................................................    28-29
      Statements of Consolidated Capitalization--December 31, 1993
       and December 31, 1992.......................................     30
      Statements of Consolidated Cash Flows for each of the three
       years in the period ended December 31, 1993.................     31
      Statements of Consolidated Retained Earnings for each of the
       three years in the period ended December 31, 1993...........     32
      Statements of Consolidated Premium on Common Stock and Other
       Paid-In Capital for each of the three years in the period
       ended December 31, 1993.....................................     32
      Notes to Financial Statements................................    33-51

                                                                   PAGE OF THIS
                                                                    REPORT ON
                                                                    FORM 10-K
                                                                   ------------
    The following supplemental schedules are included herein:

      Report of Independent Public Accountants on Supplemental
       Schedules..................................................      28
      Schedule V--Property, Plant and Equipment for each of the
                   three years in the period ended December 31,
                   1993...........................................    29-30
      Schedule VI--Accumulated Depreciation, Depletion and Amorti-
                    zation of Property, Plant and Equipment for
                    each of the three years in the period ended
                    December 31, 1993.............................    31-32
      Schedule VII--Guarantees of Securities of Other Issuers at
                     December 31, 1993............................      33
      Schedule VIII--Valuation and Qualifying Accounts for each of the three years in the period ended December
                      31, 1993....................................      34
      Schedule IX--Short-Term Borrowings for each of the three
                    years in the period ended December 31, 1993...      35

      The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, II, III, IV, XI, XII, XIII and XIV. Significant information required by Schedule X--Supplementary Income Statement Information is included as Note 15 of Notes to Financial Statements incorporated herein by reference to the January 28, 1994 Form 8-K/A-1 Report.

    Individual financial statements and schedules of the Company have been omitted because it is primarily an operating company and all subsidiaries included in the consolidated financial statements are totally-held subsidiaries.

    Financial statements and schedules of the Company's nonconsolidated subsidiaries have been omitted because the investments are not material in relation to the Company's financial position and results of operations. As of December 31, 1993, the assets of the nonconsolidated subsidiaries in the aggregate approximated 1% of the Company's consolidated assets and for the year 1993 annual revenues of the nonconsolidated subsidiaries in the aggregate were less than 1% of the Company's consolidated annual revenues.

    The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference to the File No. indicated.

      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
      *(3)-1     Restated Articles of Incorporation of the Company effective February 20,
                  1985 (File No. 1-1839, Form 10-K for the year ended December 31, 1985,
                  Exhibit (3)-1).
      *(3)-2     Statement of Resolution Establishing Series, relating to the establishment of a new series of preference stock known as the "$9.30 Cumulative Pref-
                  erence Stock," dated December 10, 1985 (File No. 1-1839, Form 10-K for the year ended December 31, 1992, Exhibit (3)-2).
      *(3)-3     Statement of Resolution Establishing Series, relating to the establishment of a new series of preference stock known as the "$9.00 Cumulative Pref-
                  erence Stock," dated July 25, 1990 (File No. 1-1839, Form 10-K for the year ended December 31, 1990, Exhibit (3)-2).
      *(3)-4     Statement of Resolution Establishing Series, relating to the establishment of a new series of preference stock known as the "$6.875 Cumulative Pref-
                  erence Stock," dated May 21, 1993 (File No. 1-1839, Form 8-K dated May
                  21, 1993, Exhibit (3)-1).
      *(3)-5     By-Laws of the Company, effective September 2, 1988 (File No. 1-1839, Form
                  10-Q for the quarter ended September 30, 1988, Exhibit (3)).
      *(3)-6     Amendment to By-Laws of the Company, effective July 1, 1989 (File No.
                  1-1839, Form 10-Q for the quarter ended June 30, 1989, Exhibit (3)).
      *(3)-7     Amendment to By-Laws of the Company, effective February 1, 1991 (File No.
                  1-1839, Form 10-K for the year ended December 31, 1990, Exhibit (3)-4).
      *(3)-8     Amendment to By-Laws of the Company, effective September 10, 1992 (File
                  No. 1-1839, Form 10-K for the year ended December 31, 1992, Exhibit (3)-
                  6).
      *(4)-1     Mortgage of the Company to Illinois Merchants Trust Company, Trustee (Con-
                  tinental Illinois National Bank and Trust Company of Chicago, successor
                  Trustee), dated July 1, 1923, Supplemental Indenture thereto dated August
                  1, 1944, and amendments and supplements thereto dated, respectively, Au-
                  gust 1, 1946, April 1, 1953, April 1, 1966, November 1, 1966, December 1,
                  1966, March 31, 1967, April 1, 1967, February 1, 1968, July 1, 1968, Oc-
                  tober 1, 1968, February 28, 1969, May 29, 1970, January 1, 1971, June 1,
                  1971, May 31, 1972, June 1, 1973, June 15, 1973, October 15, 1973, May
                  31, 1974, July 1, 1974, June 13, 1975, May 28, 1976, January 15, 1977,
                  June 1, 1977 and June 3, 1977 (File No. 2-60201, Form S-7, Exhibit 2-1).

      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
      *(4)-2     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, December 1, 1977, May 17, 1978, August 31, 1978, June 18, 1979, June
                  20, 1980, April 16, 1981, April 30, 1982, April 15, 1983, April 13, 1984,
                  March 1, 1985 and April 15, 1985 (File No. 2-99665, Form S-3, Exhibit
                  (4)-3).
      *(4)-3     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, April 15, 1986 and May 1, 1986 (File No. 33-6879, Form S-3, Exhibit
                  (4)-9).
      *(4)-4     Supplemental Indenture to Mortgage dated July 1, 1923 dated January 12,
                  1987 (File No. 33-13193, Form S-3, Exhibit (4)-6).
      *(4)-5     Supplemental Indenture to Mortgage dated July 1, 1923 dated June 30, 1989
                  (File No. 33-32929, Form S-3, Exhibit (4)-11).
      *(4)-6     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, February 15, 1990 and June 15, 1990 (File No. 33-38232, Form S-3, Ex-
                  hibits (4)-11 and (4)-12).
      *(4)-7     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, June 1, 1991, October 1, 1991 and October 15, 1991 (File No. 33-
                  44018, Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).
      *(4)-8     Supplemental Indenture to Mortgage dated July 1, 1923 dated February 1,
                  1992 (File No. 1-1839, Form 10-K for the year ended December 31, 1991,
                  Exhibit (4)-18).
      *(4)-9     Supplemental Indenture to Mortgage dated July 1, 1923 dated May 15, 1992
                  (File No. 33-48542, Form S-3, Exhibit (4)-14).
      *(4)-10    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, July 15, 1992, September 15, 1992 and October 1, 1992 (File No. 33-
                  53766, Form S-3, Exhibits (4)-13, (4)-14 and (4)-15).
      *(4)-11    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, February 1, 1993 and March 1, 1993 (File No. 1-1839, Form 10-K for
                  the year ended December 31, 1992, Exhibits (4)-14 and (4)-15).
      *(4)-12    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, April 1, 1993 and April 15, 1993 (File No. 33-64028, Form S-3, Exhib-
                  its (4)-12 and (4)-13).
      *(4)-13    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, June 15, 1993 and July 1, 1993 (File No. 1-1839, Form 8-K dated May
                  21, 1993, Exhibits (4)-1 and (4)-2).
      *(4)-14    Supplemental Indenture to Mortgage dated July 1, 1923 dated July 15, 1993
                  (File No. 1-1839, Form 10-Q for the quarter ended June 30, 1993, Exhibit
                  (4)-1).
       (4)-15    Supplemental Indenture to Mortgage dated July 1, 1923 dated January 15,
                  1994.
      *(4)-16    Indentures of the Company to The First National Bank of Chicago, Trustee
                  (Harris Trust and Savings Bank, successor Trustee), dated April 1, 1949,
                  October 1, 1949, October 1, 1950, October 1, 1954, January 1, 1958, Janu-
                  ary 1, 1959 and December 1, 1961 (File No. 1-1839, Form 10-K for the year ended December 31, 1982, Exhibit (4)-20).
      *(4)-17    Indenture of the Company dated February 15, 1973 to The First National
                  Bank of Chicago, Trustee (LaSalle National Bank, successor Trustee), and
                  Supplemental Indenture thereto dated July 13, 1973 (File No. 2-66100,
                  Form S-16, Exhibit (b)-2).
      *(4)-18    Indenture dated as of September 1, 1987 between the Company and Citibank,
                  N.A., Trustee relating to Notes (File No. 33-20619, Form S-3, Exhibit
                  (4)-13).


      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
      *(4)-19    Supplemental Indenture to Indenture dated September 1, 1987 dated Septem-
                  ber 15, 1987 (File No. 33-20619, Form S-3, Exhibit (4)-14).
      *(4)-20    Supplemental Indenture to Indenture dated September 1, 1987 dated May 18,
                  1988 (File No. 33-23036, Form S-3, Exhibit (4)-14).
      *(4)-21    Supplemental Indenture to Indenture dated September 1, 1987 dated July 14,
                  1989 (File No. 33-32929, Form S-3, Exhibit (4)-16).
      *(4)-22    Supplemental Indenture to Indenture dated September 1, 1987 dated April 1,
                  1991 (File No. 33-44018, Form S-3, Exhibit (4)-21).
      *(4)-23    Supplemental Indenture to Indenture dated September 1, 1987 dated April
                  15, 1992 (File No. 33-48542, Form S-3, Exhibit (4)-22).
      *(4)-24    Supplemental Indenture to Indenture dated September 1, 1987 dated July 15,
                  1992 (File No. 33-53766, Form S-3, Exhibit (4)-24).
      *(4)-25    Supplemental Indenture to Indenture dated September 1, 1987 dated October
                  15, 1993 (File No. 1-1839, Form 10-Q for the quarter ended September 30,
                  1993, Exhibit (4)-1).
      *(4)-26    Credit Agreement dated as of October 1, 1991, among Commonwealth Edison
                  Company, as borrower, the Banks named therein and the other Lenders from time to time parties thereto, and Citibank, N.A. (File No. 1-1839, Form
                  10-K for the year ended December 31, 1991, Exhibit (4)-27).
      *(4)-27    Credit Agreement dated as of October 1, 1991, among Commonwealth Edison
                  Company, as borrower, the Banks named therein and the other Lenders from time to time parties thereto, and Citibank, N.A. (File No. 1-1839, Form
                  10-K for the year ended December 31, 1991, Exhibit (4)-28).
       (4)-28    Letter Agreement dated as of October 4, 1993, among Commonwealth Edison
                  Company and certain of the Banks party to the Credit Agreement dated as of October 1, 1991.
      *(4)-29    Term Loan Agreement dated as of January 7, 1992, between Commonwealth Edi-
                  son Company, as borrower, and The First National Bank of Chicago, indi-
                  vidually and as agent (File No. 1-1839, Form 10-K for the year ended De-
                  cember 31, 1992, Exhibit (4)-28).
      *(4)-30    Term Loan Agreement dated as of January 15, 1992, between Commonwealth Ed-
                  ison Company, as borrower, and Westpac Banking Corporation, Chicago
                  Branch, individually and as agent (File No. 1-1839, Form 10-K for the year ended December 31, 1992, Exhibit (4)-29).
      *(4)-31    Term Loan Agreement dated as of January 16, 1992, between Commonwealth Ed-
                  ison Company, as borrower, and The Bank of New York, individually and as agent (File No. 1-1839, Form 10-K for the year ended December 31, 1992,
                  Exhibit (4)-29).
       (10)-1    Nuclear Fuel Lease Agreement dated as of November 23, 1993, between CommEd
                  Fuel Company, Inc., as Lessor, and Commonwealth Edison Company, as Les-
                  see.
      *(10)-2    1993 Long-Term Incentive Plan (File No. 1-1839, Proxy Statement dated
                  March 26, 1993, Exhibit A).
       (10)-3    1994 Long-Term Performance Unit Award for Executive and Group Level Em-
                  ployes Payable in 1995 under the 1993 Long-Term Incentive Plan.
       (10)-4    1994 Long-Term Performance Unit Award for Executive and Group Level Em-
                  ployes Payable in 1996 under the 1993 Long-Term Incentive Plan.

      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
       (10)-5    1994 Long-Term Performance Unit Award for Executive and Group Level Em-
                  ployes Payable in 1997 under the 1993 Long-Term Incentive Plan.
       (10)-6    1994 Variable Compensation Award for Management Employes under the 1993
                  Long-Term Incentive Plan.
      *(10)-7    Deferred Compensation Plan (included in Exhibit (3)-1 above).
      *(10)-8    Management Incentive Compensation Plan, effective January 1, 1989 (File
                  No. 1-1839, Form 10-K for the year ended December 31, 1988, Exhibit (10)-4).
      *(10)-9    Amendments to Management Incentive Compensation Plan, dated December 14,
                  1989 and March 21, 1990 (File No. 1-1839, Form 10-K for the year ended
                  December 31, 1989, Exhibit (10)-5).
      *(10)-10   Amendment to Management Incentive Compensation Plan, dated March 21, 1991
                  (File No. 1-1839, Form 10-K for the year ended December 31, 1991, Exhibit
                  (10)-6).
      *(10)-11   Retirement Plan for Directors, effective January 1, 1987 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1988, Exhibit (10)-5).
      *(10)-12   Executive Group Life Insurance Plan (File No. 1-1839, Form 10-K for the
                  year ended December 31, 1980, Exhibit (10)-3).
      *(10)-13   Amendment to the Executive Group Life Insurance Plan (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1981, Exhibit (10)-4).
      *(10)-14   Amendment to the Executive Group Life Insurance Plan dated December 12,
                  1986 (File No. 1-1839, Form 10-K for the year ended December 31, 1986,
                  Exhibit (10)-6).
      *(10)-15   Amendment of Executive Group Life Insurance Plan to implement program of
                  "split dollar life insurance" dated December 13, 1990 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1990, Exhibit (10)-10).
      *(10)-16   Commonwealth Edison Company Supplemental Management Retirement Plan (File
                  No. 1-1839, Form 10-K for the year ended December 31, 1985, Exhibit
                  (10)-6).
      *(10)-17   Amendment of Executive Group Life Insurance Plan to stabilize the death benefit applicable to participants dated July 22, 1992 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1992, Exhibit (10)-13).
      *(10)-18   Letter Agreement dated December 16, 1992 between Commonwealth Edison Com-
                  pany and Samuel K. Skinner (File No. 1-1839, Form 10-K for the year ended
                  December 31, 1992, Exhibit (10)-14).
       (12)      Statement re computation of ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
       (21)      Subsidiaries of Commonwealth Edison Company.
       (23)      Consent of experts.
       (24)      Powers of attorney of Directors whose names are signed to this Form 10-K pursuant to such powers.
       (99)      Commonwealth Edison Company's Current Report on Form 8-K/A-1 dated January
                  28, 1994.

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of long-term debt of the Company not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of the Company.

  (B) REPORTS ON FORM 8-K:

    None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULES

To Commonwealth Edison Company:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Edison Company and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated March 18, 1994. Our report on the financial statements includes an explanatory paragraph that describes the Company's change in its method of accounting for postretirement health care benefits and income taxes as discussed in Notes 13 and 14, respectively, to the financial statements.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed on page 23, Item 14.(a), are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen & Co.
Chicago, Illinois
March 18, 1994

                                                                      SCHEDULE V
                                                                   (PAGE 1 OF 2)

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (a)
                            --THOUSANDS OF DOLLARS--
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

            COLUMN A               COLUMN B       COLUMN C        COLUMN D  COLUMN E                COLUMN F
- --------------------------------  -----------    ----------       -------- ----------              -----------
                                                                             OTHER
                                  BALANCE AT                               CHANGES--
                                   BEGINNING     ADDITIONS        RETIRE-     ADD                  BALANCE AT
         CLASSIFICATION             OF YEAR       AT COST          MENTS    (DEDUCT)               END OF YEAR
- --------------------------------  -----------    ----------       -------- ----------              -----------
FOR THE YEAR ENDED DECEMBER 31,
              1991
- --------------------------------
Utility Plant:
 Plant and equipment, at original
  cost:
 Electric--
  Plant in service--
   Production...................  $16,834,598    $  235,290       $ 34,820 $ (733,759)(b)          $16,303,717(b)
                                                                                2,408 (c)

   Transmission.................    1,933,689        82,242            729      1,535 (c)            2,016,737
   Distribution.................    3,830,855       356,703         45,103     (1,708)(c)            4,140,747

                                                                                 (146)(c)
   General......................      379,574        51,254          4,848     (5,767)(e)              420,067(d)
 Construction work in progress..      816,247       219,748(f)         --         --                 1,035,995

                                                                                  383 (c)
 Plant held for future use......      455,532        94,609(g)(h)      --     (16,480)(i)              534,044
                                  -----------    ----------       -------- ----------              -----------
                                  $24,250,495    $1,039,846       $ 85,500 $ (753,534)             $24,451,307(b)
                                  ===========    ==========       ======== ==========              ===========
 Nuclear fuel, at cost..........  $ 2,008,268    $  248,089(j)    $151,797 $      (31)(k)(l)(m)(n) $ 2,104,529(o)
                                  ===========    ==========       ======== ==========              ===========
FOR THE YEAR ENDED DECEMBER 31,
              1992
- --------------------------------
Utility Plant:
 Plant and equipment, at original
  cost:
 Electric--
  Plant in service--
   Production...................  $16,303,717(b) $  314,497       $ 37,475 $      (40)(c)          $16,580,699
   Transmission.................    2,016,737        67,464          9,736         42 (c)            2,074,507
   Distribution.................    4,140,747       387,214         44,213        (57)(c)            4,483,691

                                                                                    7 (c)
   General......................      420,067        96,217         10,412     (4,389)(e)              501,490(d)

                                                                               (2,535)(p)
 Construction work in progress..    1,035,995       132,153(f)         --        (461)(c)            1,165,152

                                                                                 (138)(c)
 Plant held for future use......      534,044        78,297(g)(h)      --     (16,920)(i)              595,283
                                  -----------    ----------       -------- ----------              -----------
                                  $24,451,307(b) $1,075,842       $101,836 $  (24,491)             $25,400,822
                                  ===========    ==========       ======== ==========              ===========
 Nuclear fuel, at cost..........  $ 2,104,529    $  217,821(j)    $302,841 $   (6,762)(k)(l)(m)(n) $ 2,012,747(o)
                                  ===========    ==========       ======== ==========              ===========


See Notes on Page 2 of 2.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE V
                                                                   (PAGE 2 OF 2)

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
           SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT--CONCLUDED (a)
                           --THOUSANDS OF DOLLARS--
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

        COLUMN A          COLUMN B   COLUMN C         COLUMN D  COLUMN E             COLUMN F
- ------------------------ ----------- ---------        --------  ---------           -----------
                                                                  OTHER
                         BALANCE AT                             CHANGES--
                          BEGINNING  ADDITIONS        RETIRE-      ADD              BALANCE AT
     CLASSIFICATION        OF YEAR    AT COST          MENTS    (DEDUCT)            END OF YEAR
- ------------------------ ----------- ---------        --------  ---------           -----------
 FOR THE YEAR ENDED DE-
    CEMBER 31, 1993
- ------------------------
Utility Plant:
 Plant and equipment, at
  original cost:
 Electric--
  Plant in service--
   Production........... $16,580,699 $ 430,013        $ 98,593  $     (71)(c)       $16,912,048
   Transmission.........   2,074,507   129,380            (322)       820 (c)         2,205,029
   Distribution.........   4,483,691   275,533          25,044       (807)(c)         4,733,373
   General..............     501,490   126,042          13,062     (2,789)(c)           615,443(d)
                                                                    3,762 (e)
 Construction work in
  progress..............   1,165,152  (123,853)(f)         --        (590)(c)         1,040,014
                                                                     (695)(p)
 Plant held for future
  use...................     595,283     4,453 (g)(h)      --      (1,921)(c)           592,027
                                                                   (5,788)(i)
                         ----------- ---------        --------  ---------           -----------
                         $25,400,822 $ 841,568        $136,377  $  (8,079)          $26,097,934
                         =========== =========        ========  =========           ===========
 Nuclear fuel, at cost.. $ 2,012,747 $260,703 (j)     $200,627  $   1,215 (k)(l)(m) $ 2,074,038(o)
                         =========== =========        ========  =========           ===========

Notes:
(a) Reference is made to Note 1 of Notes to Financial Statements in the Current Report on Form 8-K/A-1 dated January 28, 1994, incorporated herein by reference, for information relating to the accounting policies for depreciation of plant and equipment and amortization of nuclear fuel.
(b) The 1991 balance includes a reduction of $733,759 from plant in service reflecting the write-offs in March and November 1991 of disallowed plant costs relating to Byron Unit 2 and Braidwood Units 1 and 2.
(c) Transfers to and from nonutility property and between other plant and equipment accounts.
(d) Includes plant and equipment under capital leases of $11,266, $6,877 and $10,639 at December 31, 1991, 1992 and 1993, respectively.
(e) Leased plant and equipment capitalized net of amortization.
(f) Net of transfers to plant in service and to nonutility property.
(g) Includes investment in coal reserves of $78,678, $79,961 and $43 during the years 1991, 1992 and 1993, respectively.
(h) Net of transfers of property to construction work in progress.
(i) Coal reserves transferred to fuel inventory.
(j) Excludes nuclear fuel expenditures related to nonutility property of $2,470, $2,473 and $667 for 1991, 1992 and 1993, respectively, for uranium exploration and mine development.
(k) Includes additions of $148,652, $230,454 and $286,977 for discharged nuclear fuel assemblies previously leased during the years 1991, 1992 and 1993, respectively.
(l) Includes reductions for nuclear fuel sold and leased back to the Company of $240,263, $190,830 and $204,254 for the years 1991, 1992 and 1993, respectively.
(m) Includes net additions/(reductions) for leased nuclear fuel capitalized of $94,880, $(37,145) and $(81,508) for the years 1991, 1992 and 1993, respectively.
(n) Charged to expense for writedowns of $3,300 and $9,241 for the years 1991 and 1992, respectively, to reflect the decline in realizable value of uranium ore inventory.
(o) Includes leased nuclear fuel capitalized of $1,362,433, $1,325,287 and $1,243,779 at December 31, 1991, 1992 and 1993, respectively.
(p) Write-off of expenditures for preliminary engineering and analysis deemed to be not useful.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                                     SCHEDULE VI
                                                                   (PAGE 1 OF 2)

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                            PLANT AND EQUIPMENT (a)
                            --THOUSANDS OF DOLLARS--
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A           COLUMN B   COLUMN C  COLUMN D     COLUMN E          COLUMN F
- ------------------------  ---------- ---------- --------     ---------        -----------
                                     ADDITIONS                 OTHER
                          BALANCE AT CHARGED TO              CHANGES--
                          BEGINNING  COSTS AND  RETIRE-         ADD           BALANCE AT
     CLASSIFICATION        OF YEAR    EXPENSES   MENTS       (DEDUCT)         END OF YEAR
- ------------------------  ---------- ---------- --------     ---------        -----------
 FOR THE YEAR ENDED
    DECEMBER 31, 1991
- ------------------------
Accumulated Provision
 for Depreciation of
 Plant and Equipment:
 Electric--
  Production............  $4,112,035  $632,782  $ 62,278      $(82,689)(b)    $4,552,347
                                                               (47,503)(c)

  Transmission..........     640,563    45,859     3,332         1,110 (c)       684,200

  Distribution..........   1,961,534   153,811    62,139        (1,115)(c)     2,054,748
                                                                 2,657 (d)

  General...............     135,847    20,783     5,395          (103)(c)       151,132
                          ----------  --------  --------     ---------        ----------
                          $6,849,979  $853,235  $133,144 (e) $(127,643)       $7,442,427
                          ==========  ========  ========     =========        ==========
Accumulated Provision
 for Amortization of
 Nuclear Fuel...........  $1,295,733  $ 18,987  $151,797     $ 228,664 (f)(g) $1,391,587(h)
                          ==========  ========  ========     =========        ==========
 FOR THE YEAR ENDED
    DECEMBER 31, 1992
- ------------------------
Accumulated Provision
 for Depreciation of
 Plant and Equipment:
 Electric--
  Production............  $4,552,347  $651,010  $ 88,621     $      (1)(c)    $5,114,735
  Transmission..........     684,200    47,479    13,173          (266)(c)       718,240

  Distribution..........   2,054,748   155,115    62,466           270 (c)     2,149,953
                                                                 2,286 (d)

  General...............     151,132    24,369    11,981            (3)(c)       163,517
                          ----------  --------  --------     ---------        ----------
                          $7,442,427  $877,973  $176,241(e)  $   2,286        $8,146,445
                          ==========  ========  ========     =========        ==========
Accumulated Provision
 for Amortization of
 Nuclear Fuel...........  $1,391,587  $ 14,565  $302,841     $ 243,472 (f)(g) $1,346,783(h)
                          ==========  ========  ========     =========        ==========

See Notes on Page 2 of 2.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE VI
                                                                   (PAGE 2 OF 2)

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                       PLANT AND EQUIPMENT--CONCLUDED (a)
                            --THOUSANDS OF DOLLARS--
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A           COLUMN B   COLUMN C  COLUMN D    COLUMN E          COLUMN F
- ------------------------  ---------- ---------- --------    ---------        -----------
                                     ADDITIONS                OTHER
                          BALANCE AT CHARGED TO             CHANGES--
                          BEGINNING  COSTS AND  RETIRE-        ADD           BALANCE AT
     CLASSIFICATION        OF YEAR    EXPENSES   MENTS      (DEDUCT)         END OF YEAR
- ------------------------  ---------- ---------- --------    ---------        -----------
 FOR THE YEAR ENDED
    DECEMBER 31, 1993
- ------------------------
Accumulated Provision
 for Depreciation of
 Plant and Equipment:
 Electric--
  Production............  $5,114,735 $ 668,668  $134,636      $ (334)(b)     $5,647,056
                                                              (1,377)(c)

  Transmission..........     718,240    49,790     3,022         228 (c)        765,236

  Distribution..........   2,149,953   165,781    40,286        (199)(c)      2,278,845
                                                               3,596 (d)

  General...............     163,517    29,147    15,757         (20)(c)        176,887
                          ---------- ---------  --------    --------         ----------
                          $8,146,445 $ 913,386  $193,701(e) $  1,894         $8,868,024
                          ========== =========  ========    ========         ==========
Accumulated Provision
 for Amortization of
 Nuclear Fuel...........  $1,346,783 $  17,944  $200,627    $247,375 (f)(g)  $1,411,475(h)
                          ========== =========  ========    ========         ==========

Notes:

(a) Reference is made to Note 1 of Notes to Financial Statements in the Current Report on Form 8-K/A-1 dated January 28, 1994, incorporated herein by reference, for information relating to the accounting policies for depreciation of plant and equipment, nuclear plant decommissioning and amortization of nuclear fuel.

(b) The year 1991 includes reversal of prior years' depreciation on disallowed plant costs recorded in March and November 1991 discussed on page 30 note
    (b). The year 1993 includes net adjustments of prior years' provisions relating to additional disallowed plant costs recorded in October 1989 and May 1990 for Byron Unit 1.

(c) Transfers between reserves for plant and equipment and to and from nonutility property. Also includes a reclassification, in 1991, of nuclear chemical cleaning from accumulated provision for depreciation of plant and equipment for years prior to 1991 of $48,373, to other noncurrent liabilities.

(d) Reimbursements for highway relocations.

(e) Includes removal costs, less salvage, of plant and equipment retired.

(f) Includes discharged nuclear fuel assemblies previously leased of $148,652, $230,454 and $286,977 for the years 1991, 1992 and 1993, respectively.

(g) Includes net additions/(reductions) for accumulated amortization for leased nuclear fuel capitalized of $80,012, $13,018 and $(39,602) for the years 1991, 1992 and 1993, respectively.

(h) Includes accumulated amortization for leased nuclear fuel capitalized of $793,973, $806,991 and $767,389 for the years 1991, 1992 and 1993, respectively.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    SCHEDULE VII

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
            SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS
                               DECEMBER 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COLUMN A                    COLUMN B        COLUMN C           COLUMN D    COLUMN E   COLUMN F    COLUMN G
    ----------------------------  ----------------- ------------       ------------ ---------- ----------  -----------
                                                                                                            NATURE OF
                                                                                                               ANY
                                                                                                           DEFAULT BY
                                                                                                             ISSUER
                                                                                                               OF
                                                                                                           SECURITIES
                                                                                                           GUARANTEED
                                                                                                               IN
                                                                                                           PRINCIPAL,
                                                                                                            INTEREST,
                                                                          AMOUNT                             SINKING
                                                                         OWNED BY   AMOUNT IN                FUND OR
    NAME OF ISSUER OF SECURITIES                                        PERSON OR    TREASURY              REDEMPTION
       GUARANTEED BY PERSON       TITLE OF ISSUE OF TOTAL AMOUNT       PERSONS FOR  OF ISSUER              PROVISIONS,
                FOR                 EACH CLASS OF    GUARANTEED           WHICH         OF                     OR
        WHICH STATEMENT IS           SECURITIES         AND            STATEMENT IS SECURITIES NATURE OF   PAYMENT OF
               FILED                 GUARANTEED     OUTSTANDING           FILED     GUARANTEED GUARANTEE    DIVIDENDS
    ----------------------------  ----------------- ------------       ------------ ---------- ----------  -----------
       Edison Development         Promissory note   $  1,760,000(b)(c)      --          --      Principal      --
        Company (a)                                                                                and
                                                                                                 interest
       Cotter Corporation (d)            (e)            (e)                 --          --         (e)         --
       CommEd Fuel Company,       Commercial paper, $516,144,000(g)         --          --      Principal,     --
        Inc. (f)                   bank borrowings                                               interest
                                   and intermediate                                             and other
                                   term notes                                                   financing
                                                                                                costs (h)
       Northwind Inc. (i)         Letters of Credit $  2,500,000            --          --      Principal      --
                                                                                                   and
                                                                                                 interest

Notes:
(a) Edison Development Company is a wholly-owned subsidiary which owns coal land, land rights, and mineral rights to low-sulfur coal, owns certain other real estate investments, and has an interest in uranium ore deposits for the purpose of furnishing Commonwealth Edison Company with a future source of fuel for electric generation.
(b) Represents portion of purchase cost of coal land.
(c) Excludes interest, which is at a rate of prime plus 1%.
(d) Cotter Corporation is a wholly-owned subsidiary which owns uranium mining properties in Colorado and other Western states and a mineral processing plant to furnish a supply of uranium concentrate for Commonwealth Edison Company's nuclear fuel requirements.
(e) Cotter Corporation received from the state of Colorado the renewal and amendment of its existing license to operate its uranium mill and associated tailings impoundment at its Canon City uranium mill by obtaining a $10,500,000 Performance Bond. An insurance company agreed to provide Cotter Corporation with the required bond for a premium of $65,625 per year. In addition, Cotter Corporation obtained Performance Bonds principally for the reclamation of certain Western Slope mines and the Charlie Orebody mine, and other related facilities. An insurance company agreed to provide Cotter Corporation with Performance Bonds in the amount of $3,981,825 for premiums of $25,779 per year. Commonwealth Edison Company guaranteed payment of these premiums and any losses sustained by the insurance company under the bonds.
(f) CommEd Fuel Company, Inc. (CommEd Fuel Company) is a non-affiliated company established to lease nuclear fuel materials to the Company under a nuclear fuel lease agreement. CommEd Fuel Company owns the nuclear fuel materials and finances the purchase of such materials through its sale of commercial paper and intermediate term notes, and bank borrowings.
(g) A maximum of $700,000,000 of obligations may be incurred, consisting of $300,000,000 of commercial paper or bank borrowings and $400,000,000 of intermediate term notes.
(h) The Company has agreed in its nuclear fuel lease agreement with CommEd Fuel Company to make rent payments thereunder in amounts sufficient to cover the principal, interest and other financing costs of CommEd Fuel Company incurred in connection with its purchase and lease of nuclear fuel materials to the Company.
(i) Northwind Inc. is an indirect, wholly-owned subsidiary which has been formed to provide energy-related services to the Company's customers and others.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                   SCHEDULE VIII


              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                            --THOUSANDS OF DOLLARS--
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COLUMN A           COLUMN B      COLUMN C        COLUMN D     COLUMN E
- --------------------------  --------- ------------------ ----------    --------
                                          ADDITIONS
                                      ------------------
                             BALANCE  CHARGED
                               AT     TO COSTS  CHARGED                BALANCE
                            BEGINNING   AND     TO OTHER                AT END
        DESCRIPTION          OF YEAR  EXPENSES  ACCOUNTS DEDUCTIONS    OF YEAR
- --------------------------  --------- --------  -------- ----------    --------
    FOR THE YEAR ENDED
    DECEMBER 31, 1991
- --------------------------
Reserves Deducted From As-
 sets In Consolidated Bal-
 ance Sheet:
 Reserve for nonutility
  property................   $   742  $    20   $    --   $  (762)(b)  $   --
                             =======  =======   ========  =======      =======
 Provision for uncollecti-
  ble accounts (a)........   $12,300  $(4,900)  $    --   $   --       $ 7,400
                             =======  =======   ========  =======      =======
Other Reserves:
 Estimated Liabilities As-
  sociated with
  Remediation Costs and
  Former Manufactured Gas
  Plant Sites.............   $   --   $25,112   $    --   $  (112)(c)  $25,000
                             =======  =======   ========  =======      =======
    FOR THE YEAR ENDED
    DECEMBER 31, 1992
- --------------------------
Reserves Deducted From As-
 sets In Consolidated Bal-
 ance Sheet:
 Reserve for nonutility
  property................   $   --   $   --    $    --   $   --       $   --
                             =======  =======   ========  =======      =======
 Provision for uncollecti-
  ble accounts (a)........   $ 7,400  $ 5,576   $    --   $   --       $12,976
                             =======  =======   ========  =======      =======
Other Reserves:
 Estimated Liabilities As-
  sociated with
  Remediation Costs and
  Former Manufactured Gas
  Plant Sites.............   $25,000  $   --    $    --   $  (478)(c)  $24,522
                             =======  =======   ========  =======      =======
    FOR THE YEAR ENDED
    DECEMBER 31, 1993
- --------------------------
Reserves Deducted From As-
 sets In Consolidated Bal-
 ance Sheet:
 Reserve for nonutility
  property................   $   --   $   --    $    --   $   --       $   --
                             =======  =======   ========  =======      =======
 Provision for uncollecti-
  ble accounts (a)........   $12,976  $(2,066)  $    --   $   --       $10,910
                             =======  =======   ========  =======      =======
Other Reserves:
 Estimated Liabilities As-
  sociated with
  Remediation Costs and
  Former Manufactured Gas
  Plant Sites.............   $24,522  $ 6,010   $    --   $(1,010)(c)  $29,522
                             =======  =======   ========  =======      =======

Notes:

(a) Bad debt losses, net of recoveries, and provisions for uncollectible accounts were charged to operating expense and amounted to $27,541, $33,708 and $28,867 in 1991, 1992 and 1993, respectively.

(b) Transfer to Reserve for Depreciation of Electric Plant in Service.

(c) Expenditures for site investigation and cleanup costs.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE IX

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                       SCHEDULE IX--SHORT-TERM BORROWINGS
                            --THOUSANDS OF DOLLARS--
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        COLUMN A          COLUMN B   COLUMN C  COLUMN D    COLUMN E    COLUMN F
- ------------------------ ----------- -------- ----------- ----------- -----------
                                                                       WEIGHTED
                                                MAXIMUM     AVERAGE     AVERAGE
                                     WEIGHTED   AMOUNT      AMOUNT     INTEREST
                                     AVERAGE  OUTSTANDING OUTSTANDING RATE DURING
 CATEGORY OF AGGREGATE   BALANCE AT  INTEREST DURING THE  DURING THE   THE YEAR
 SHORT-TERM BORROWINGS   END OF YEAR   RATE    YEAR (a)    YEAR (b)       (c)
- ------------------------ ----------- -------- ----------- ----------- -----------
   FOR THE YEAR ENDED
   DECEMBER 31, 1991
- ------------------------
Commercial paper (d)....   $  --       -- %     $   --      $   --        -- %
Bank loans (e)..........   $2,000     6.31%     $ 2,000     $ 1,855      8.22%
   FOR THE YEAR ENDED
   DECEMBER 31, 1992
- ------------------------
Commercial paper (d)....   $  --       -- %     $75,000     $15,081      4.01%
Bank loans (e)..........   $5,600     5.83%     $ 5,600     $ 2,416      7.05%
   FOR THE YEAR ENDED
   DECEMBER 31, 1993
- ------------------------
Commercial paper (d)....   $  --       -- %     $   --      $   --        -- %
Bank loans (e)..........   $5,950     5.83%     $ 5,950     $ 5,727      5.83%

Notes:
(a) Maximum amount outstanding at any month end during the year.
(b) Computed by dividing the sum of the daily ending balances by the number of days in the year.
(c) Computed by dividing the interest expense for the year by the average amount outstanding during the year.
(d) Unsecured promissory notes with terms of nine months or less.
(e) Unsecured promissory notes with various banks which mature within twelve months and which can be renegotiated at maturity.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 28TH DAY OF MARCH 1994.
                                     COMMONWEALTH EDISON COMPANY
                                          /s/ James J. O'Connor
                                     By_____________________________
                                         James J. O'Connor, Chairman

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 28TH DAY OF MARCH 1994.

         SIGNATURE                      TITLE
- ----------------------------    ---------------------
  /s/ James J. O'Connor
- ----------------------------    Chairman and Director
     James J. O'Connor           (principal executive
                                 officer)
  /s/ John C. Bukovski
- ----------------------------    Vice President (principal
      John C. Bukovski          financial officer)

   /s/ Roger F. Kovack
- ----------------------------    Comptroller  (principal
      Roger F. Kovack           accounting officer)

   Jean Allard*                 Director
   James W. Compton*            Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   George E. Johnson*           Director
   Harvey Kapnick*              Director
   Byron Lee, Jr.*              Director
   Edward A. Mason*             Director
   Frank A. Olson*              Director
   Samuel K. Skinner*           President and Director
   Lando W. Zech, Jr.*          Director


      /s/ David A. Scholz
*By____________________________
  David A. Scholz, Attorney-in-
               fact

                                 EXHIBIT INDEX

  The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference to the File No. indicated.

      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
      *(3)-1     Restated Articles of Incorporation of the Company effective February 20,
                  1985 (File No. 1-1839, Form 10-K for the year ended December 31, 1985,
                  Exhibit (3)-1).
      *(3)-2     Statement of Resolution Establishing Series, relating to the establishment of a new series of preference stock known as the "$9.30 Cumulative Pref-
                  erence Stock," dated December 10, 1985 (File No. 1-1839, Form 10-K for the year ended December 31, 1992, Exhibit (3)-2).
      *(3)-3     Statement of Resolution Establishing Series, relating to the establishment of a new series of preference stock known as the "$9.00 Cumulative Pref-
                  erence Stock," dated July 25, 1990 (File No. 1-1839, Form 10-K for the year ended December 31, 1990, Exhibit (3)-2).
      *(3)-4     Statement of Resolution Establishing Series, relating to the establishment of a new series of preference stock known as the "$6.875 Cumulative Pref-
                  erence Stock," dated May 21, 1993 (File No. 1-1839, Form 8-K dated May
                  21, 1993, Exhibit (3)-1).
      *(3)-5     By-Laws of the Company, effective September 2, 1988 (File No. 1-1839, Form
                  10-Q for the quarter ended September 30, 1988, Exhibit (3)).
      *(3)-6     Amendment to By-Laws of the Company, effective July 1, 1989 (File No.
                  1-1839, Form 10-Q for the quarter ended June 30, 1989, Exhibit (3)).
      *(3)-7     Amendment to By-Laws of the Company, effective February 1, 1991 (File No.
                  1-1839, Form 10-K for the year ended December 31, 1990, Exhibit (3)-4).
      *(3)-8     Amendment to By-Laws of the Company, effective September 10, 1992 (File
                  No. 1-1839, Form 10-K for the year ended December 31, 1992, Exhibit (3)-
                  6).
      *(4)-1     Mortgage of the Company to Illinois Merchants Trust Company, Trustee (Con-
                  tinental Illinois National Bank and Trust Company of Chicago, successor
                  Trustee), dated July 1, 1923, Supplemental Indenture thereto dated August
                  1, 1944, and amendments and supplements thereto dated, respectively, Au-
                  gust 1, 1946, April 1, 1953, April 1, 1966, November 1, 1966, December 1,
                  1966, March 31, 1967, April 1, 1967, February 1, 1968, July 1, 1968, Oc-
                  tober 1, 1968, February 28, 1969, May 29, 1970, January 1, 1971, June 1,
                  1971, May 31, 1972, June 1, 1973, June 15, 1973, October 15, 1973, May
                  31, 1974, July 1, 1974, June 13, 1975, May 28, 1976, January 15, 1977,
                  June 1, 1977 and June 3, 1977 (File No. 2-60201, Form S-7, Exhibit 2-1).
      *(4)-2     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, December 1, 1977, May 17, 1978, August 31, 1978, June 18, 1979, June
                  20, 1980, April 16, 1981, April 30, 1982, April 15, 1983, April 13, 1984,
                  March 1, 1985 and April 15, 1985 (File No. 2-99665, Form S-3, Exhibit
                  (4)-3).
      *(4)-3     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, April 15, 1986 and May 1, 1986 (File No. 33-6879, Form S-3, Exhibit
                  (4)-9).
      *(4)-4     Supplemental Indenture to Mortgage dated July 1, 1923 dated January 12,
                  1987 (File No. 33-13193, Form S-3, Exhibit (4)-6).
      *(4)-5     Supplemental Indenture to Mortgage dated July 1, 1923 dated June 30, 1989
                  (File No. 33-32929, Form S-3, Exhibit (4)-11).

      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
      *(4)-6     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, February 15, 1990 and June 15, 1990 (File No. 33-38232, Form S-3, Ex-
                  hibits (4)-11 and (4)-12).
      *(4)-7     Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, June 1, 1991, October 1, 1991 and October 15, 1991 (File No. 33-
                  44018, Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).
      *(4)-8     Supplemental Indenture to Mortgage dated July 1, 1923 dated February 1,
                  1992 (File No. 1-1839, Form 10-K for the year ended December 31, 1991,
                  Exhibit (4)-18).
      *(4)-9     Supplemental Indenture to Mortgage dated July 1, 1923 dated May 15, 1992
                  (File No. 33-48542, Form S-3, Exhibit (4)-14).
      *(4)-10    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, July 15, 1992, September 15, 1992 and October 1, 1992 (File No. 33-
                  53766, Form S-3, Exhibits (4)-13, (4)-14 and (4)-15).
      *(4)-11    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, February 1, 1993 and March 1, 1993 (File No. 1-1839, Form 10-K for
                  the year ended December 31, 1992, Exhibits (4)-14 and (4)-15).
      *(4)-12    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, April 1, 1993 and April 15, 1993 (File No. 33-64028, Form S-3, Exhib-
                  its (4)-12 and (4)-13).
      *(4)-13    Supplemental Indentures to Mortgage dated July 1, 1923 dated, respective-
                  ly, June 15, 1993 and July 1, 1993 (File No. 1-1839, Form 8-K dated May
                  21, 1993, Exhibits (4)-1 and (4)-2).
      *(4)-14    Supplemental Indenture to Mortgage dated July 1, 1923 dated July 15, 1993
                  (File No. 1-1839, Form 10-Q for the quarter ended June 30, 1993, Exhibit
                  (4)-1).
       (4)-15    Supplemental Indenture to Mortgage dated July 1, 1923 dated January 15,
                  1994.
      *(4)-16    Indentures of the Company to The First National Bank of Chicago, Trustee
                  (Harris Trust and Savings Bank, successor Trustee), dated April 1, 1949,
                  October 1, 1949, October 1, 1950, October 1, 1954, January 1, 1958, Janu-
                  ary 1, 1959 and December 1, 1961 (File No. 1-1839, Form 10-K for the year ended December 31, 1982, Exhibit (4)-20).
      *(4)-17    Indenture of the Company dated February 15, 1973 to The First National
                  Bank of Chicago, Trustee (LaSalle National Bank, successor Trustee), and
                  Supplemental Indenture thereto dated July 13, 1973 (File No. 2-66100,
                  Form S-16, Exhibit (b)-2).
      *(4)-18    Indenture dated as of September 1, 1987 between the Company and Citibank,
                  N.A., Trustee relating to Notes (File No. 33-20619, Form S-3, Exhibit
                  (4)-13).
      *(4)-19    Supplemental Indenture to Indenture dated September 1, 1987 dated Septem-
                  ber 15, 1987 (File No. 33-20619, Form S-3, Exhibit (4)-14).
      *(4)-20    Supplemental Indenture to Indenture dated September 1, 1987 dated May 18,
                  1988 (File No. 33-23036, Form S-3, Exhibit (4)-14).
      *(4)-21    Supplemental Indenture to Indenture dated September 1, 1987 dated July 14,
                  1989 (File No. 33-32929, Form S-3, Exhibit (4)-16).
      *(4)-22    Supplemental Indenture to Indenture dated September 1, 1987 dated April 1,
                  1991 (File No. 33-44018, Form S-3, Exhibit (4)-21).

      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
      *(4)-23    Supplemental Indenture to Indenture dated September 1, 1987 dated April
                  15, 1992 (File No. 33-48542, Form S-3, Exhibit (4)-22).
      *(4)-24    Supplemental Indenture to Indenture dated September 1, 1987 dated July 15,
                  1992 (File No. 33-53766, Form S-3, Exhibit (4)-24).
      *(4)-25    Supplemental Indenture to Indenture dated September 1, 1987 dated October
                  15, 1993 (File No. 1-1839, Form 10-Q for the quarter ended September 30,
                  1993, Exhibit (4)-1).
      *(4)-26    Credit Agreement dated as of October 1, 1991, among Commonwealth Edison
                  Company, as borrower, the Banks named therein and the other Lenders from time to time parties thereto, and Citibank, N.A. (File No. 1-1839, Form
                  10-K for the year ended December 31, 1991, Exhibit (4)-27).
      *(4)-27    Credit Agreement dated as of October 1, 1991, among Commonwealth Edison
                  Company, as borrower, the Banks named therein and the other Lenders from time to time parties thereto, and Citibank, N.A. (File No. 1-1839, Form
                  10-K for the year ended December 31, 1991, Exhibit (4)-28).
       (4)-28    Letter Agreement dated as of October 4, 1993, among Commonwealth Edison
                  Company and certain of the Banks party to the Credit Agreement dated as of October 1, 1991.
      *(4)-29    Term Loan Agreement dated as of January 7, 1992, between Commonwealth Edi-
                  son Company, as borrower, and The First National Bank of Chicago, indi-
                  vidually and as agent (File No. 1-1839, Form 10-K for the year ended De-
                  cember 31, 1992, Exhibit (4)-28).
      *(4)-30    Term Loan Agreement dated as of January 15, 1992, between Commonwealth Ed-
                  ison Company, as borrower, and Westpac Banking Corporation, Chicago
                  Branch, individually and as agent (File No. 1-1839, Form 10-K for the year ended December 31, 1992, Exhibit (4)-29).
      *(4)-31    Term Loan Agreement dated as of January 16, 1992, between Commonwealth Ed-
                  ison Company, as borrower, and The Bank of New York, individually and as agent (File No. 1-1839, Form 10-K for the year ended December 31, 1992,
                  Exhibit (4)-29).
       (10)-1    Nuclear Fuel Lease Agreement dated as of November 23, 1993, between CommEd
                  Fuel Company, Inc., as Lessor, and Commonwealth Edison Company, as Les-
                  see.
      *(10)-2    1993 Long-Term Incentive Plan (File No. 1-1839, Proxy Statement dated
                  March 26, 1993, Exhibit A).
       (10)-3    1994 Long-Term Performance Unit Award for Executive and Group Level Em-
                  ployes Payable in 1995 under the 1993 Long-Term Incentive Plan.
       (10)-4    1994 Long-Term Performance Unit Award for Executive and Group Level Em-
                  ployes Payable in 1996 under the 1993 Long-Term Incentive Plan.
       (10)-5    1994 Long-Term Performance Unit Award for Executive and Group Level Em-
                  ployes Payable in 1997 under the 1993 Long-Term Incentive Plan.
       (10)-6    1994 Variable Compensation Award for Management Employes under the 1993
                  Long-Term Incentive Plan.

      EXHIBIT
      NUMBER                              DESCRIPTION OF DOCUMENT
      -------    --------------------------------------------------------------------------
      *(10)-7    Deferred Compensation Plan (included in Exhibit (3)-1 above).
      *(10)-8    Management Incentive Compensation Plan, effective January 1, 1989 (File
                  No. 1-1839, Form 10-K for the year ended December 31, 1988, Exhibit (10)-4).
      *(10)-9    Amendments to Management Incentive Compensation Plan, dated December 14,
                  1989 and March 21, 1990 (File No. 1-1839, Form 10-K for the year ended
                  December 31, 1989, Exhibit (10)-5).
      *(10)-10   Amendment to Management Incentive Compensation Plan, dated March 21, 1991
                  (File No. 1-1839, Form 10-K for the year ended December 31, 1991, Exhibit
                  (10)-6).
      *(10)-11   Retirement Plan for Directors, effective January 1, 1987 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1988, Exhibit (10)-5).
      *(10)-12   Executive Group Life Insurance Plan (File No. 1-1839, Form 10-K for the
                  year ended December 31, 1980, Exhibit (10)-3).
      *(10)-13   Amendment to the Executive Group Life Insurance Plan (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1981, Exhibit (10)-4).
      *(10)-14   Amendment to the Executive Group Life Insurance Plan dated December 12,
                  1986 (File No. 1-1839, Form 10-K for the year ended December 31, 1986,
                  Exhibit (10)-6).
      *(10)-15   Amendment of Executive Group Life Insurance Plan to implement program of
                  "split dollar life insurance" dated December 13, 1990 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1990, Exhibit (10)-10).
      *(10)-16   Commonwealth Edison Company Supplemental Management Retirement Plan (File
                  No. 1-1839, Form 10-K for the year ended December 31, 1985, Exhibit
                  (10)-6).
      *(10)-17   Amendment of Executive Group Life Insurance Plan to stabilize the death benefit applicable to participants dated July 22, 1992 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1992, Exhibit (10)-13).
      *(10)-18   Letter Agreement dated December 16, 1992 between Commonwealth Edison Com-
                  pany and Samuel K. Skinner (File No. 1-1839, Form 10-K for the year ended
                  December 31, 1992, Exhibit (10)-14).
       (12)      Statement re computation of ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
       (21)      Subsidiaries of Commonwealth Edison Company.
       (23)      Consent of experts.
       (24)      Powers of attorney of Directors whose names are signed to this Form 10-K pursuant to such powers.
       (99)      Commonwealth Edison Company's Current Report on Form 8-K/A-1 dated January
                  28, 1994.