Form 10-Q
period 1994-03-31
COMMONWEALTH EDISON CO
filed 1994-05-13
CIK 22606

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-1839

                          COMMONWEALTH EDISON COMPANY
             (Exact name of registrant as specified in its charter)

                ILLINOIS                               36-0938600
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

                     37th Floor, 10 South Dearborn Street,
               Post Office Box 767, Chicago, Illinois 60690-0767
                    (Address of principal executive offices)
                                   (Zip Code)

                                  312/394-4321
              (Registrant's telephone number, including area code)

         Common Stock outstanding at April 30, 1994: 213,809,641 shares

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         PART I. FINANCIAL INFORMATION

                                     INDEX

                                                                          PAGE
                                                                          -----
Financial Statements:
  Report of Independent Public Accountants...............................   2
  Statements of Consolidated Income for the three months and twelve
   months ended March 31, 1993 and 1994..................................   3
  Consolidated Balance Sheets--December 31, 1993 and March 31, 1994......  4-5
  Statements of Consolidated Capitalization--December 31, 1993 and March
   31, 1994..............................................................   6
  Statements of Consolidated Retained Earnings for the three months and
   twelve months ended March 31, 1993 and 1994...........................   7
  Statements of Consolidated Premium on Common Stock and Other Paid-In
   Capital for the three months and twelve months ended March 31, 1993
   and 1994..............................................................   7
  Statements of Consolidated Cash Flows for the three months and twelve
   months ended March 31, 1993 and 1994..................................   8
  Notes to Financial Statements..........................................  9-28
Management's Discussion and Analysis of Financial Condition and Results
 of Operations........................................................... 29-40

                               ----------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1993 and March 31, 1994, and the related statements of consolidated income, retained earnings, premium on common stock and other paid-in capital, and cash flows for the three-month and twelve-month periods ended March 31, 1993 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1993 and March 31, 1994, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1993 and 1994, in conformity with generally accepted accounting principles.

  As discussed in Notes 13 and 14, effective January 1, 1993, the Company changed its method of accounting for postretirement health care benefits and income taxes, respectively.

                                                  Arthur Andersen & Co.
Chicago, Illinois
May 11, 1994

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following statements of consolidated income for the three months and twelve months ended March 31, 1993 and 1994 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                               THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                    MARCH 31                 MARCH 31
                              ----------------------  -----------------------
                                 1993        1994        1993        1994
                              ----------  ----------  ----------  -----------
                                   (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Revenues
 (Notes 2 and 3):
  Operating revenues......... $1,543,806  $1,530,975  $6,140,531  $ 6,534,375
  Provisions for revenue re-
   funds.....................    (60,421)     (6,225)    (53,383)  (1,232,569)
                              ----------  ----------  ----------  -----------
                              $1,483,385  $1,524,750  $6,087,148  $ 5,301,806
                              ----------  ----------  ----------  -----------
Electric Operating Expenses
 and Taxes:
  Fuel (Notes 1, 2, 10 and
   19)....................... $  286,228  $  264,215  $  910,311  $ 1,148,922
  Purchased power............      5,119      17,149      35,807       24,333
  Deferred (under)/overre-
  covered energy costs--net
  (Note 1)...................     (9,438)     11,753     (22,139)      19,434
  Operation..................    355,704     398,809   1,513,490    1,500,792
  Maintenance................    159,802     165,277     592,738      587,189
  Depreciation (Note 1)......    214,719     221,932     842,041      869,981
  Recovery of regulatory as-
   sets......................        800       3,999       3,297        8,435
  Taxes (except income) (Note
   15).......................    189,869     200,073     758,703      712,117
  Income taxes (Notes 1 and
   14)--
    Current --Federal........     42,982      34,648     145,966      (28,263)
            --State..........      8,464         712      22,954      (15,376)
    Deferred--Federal--net...     (8,015)     (6,747)     95,896       89,320
            --State--net.....      3,625       7,140      45,277       38,267
  Investment tax credits de-
   ferred--net (Notes 1 and
   14).......................     (7,314)     (7,224)    (29,130)     (29,333)
                              ----------  ----------  ----------  -----------
                              $1,242,545  $1,311,736  $4,915,211  $ 4,925,818
                              ----------  ----------  ----------  -----------
Electric Operating Income.... $  240,840  $  213,014  $1,171,937  $   375,988
                              ----------  ----------  ----------  -----------
Other Income and (Deduc-
 tions):
  Interest on long-term debt. $ (166,504) $ (157,152) $ (661,561) $  (641,830)
  Interest on notes payable..        (81)        (87)       (834)        (340)
  Allowance for funds used
   during construction (Note
   1)--
    Borrowed funds...........      2,204       6,178      15,853       20,904
    Equity funds.............      2,726       7,356      18,388       25,248
  Income taxes applicable to
   nonoperating activities
   (Notes 1 and 14)..........      5,608      (2,733)      6,686       21,572
  Income tax reduction for
   disallowed plant costs....        --          --          --           792
  Deferred carrying charges
   (Note 2)..................        --          --          --       438,183
  Interest and other costs
   for 1993 Settlements (Note
   2)........................        --      (10,475)        --      (109,149)
  Miscellaneous--net.........    (17,319)     (4,536)    (36,268)     (44,574)
                              ----------  ----------  ----------  -----------
                              $ (173,366) $ (161,449) $ (657,736) $  (289,194)
                              ----------  ----------  ----------  -----------
Net Income Before Cumulative
 Effect of Change in
 Accounting for Income Taxes. $   67,474  $   51,565  $  514,201  $    86,794
Cumulative Effect of Change
 in Accounting for Income
 Taxes.......................      9,738         --        9,738          --
                              ----------  ----------  ----------  -----------
Net Income................... $   77,212  $   51,565  $  523,939  $    86,794
Provision for Dividends on
 Preferred and Preference
 Stocks......................     16,637      15,545      69,224       64,961
                              ----------  ----------  ----------  -----------
Net Income on Common Stock... $   60,575  $   36,020  $  454,715  $    21,833
                              ==========  ==========  ==========  ===========
Average Number of Common
 Shares Outstanding..........    213,337     213,780     213,085      213,619
Earnings per Common Share
 Before Cumulative Effect of
 Change in Accounting for
 Income Taxes................      $0.23       $0.17       $2.08        $0.10
Cumulative Effect of Change
 in Accounting for Income           0.05         --         0.05          --
 Taxes.......................      -----       -----       -----        -----
Earnings per Common Share....      $0.28       $0.17       $2.13        $0.10
                                   =====       =====       =====        =====
Cash Dividends Declared per
 Common Share................      $0.40       $0.40       $1.95        $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   MARCH 31,
                       ASSETS                             1993         1994
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant (Notes 1, 3, 8, 16 and 18):
  Plant and equipment, at original cost (includes
   construction work in progress of $1,040 million
   and $932 million, respectively)................... $25,581,003   $25,724,286
  Less--Accumulated provision for depreciation.......   8,790,519     8,984,546
                                                      -----------   -----------
                                                      $16,790,484   $16,739,740
  Nuclear fuel, at amortized cost....................     662,562       652,448
                                                      -----------   -----------
                                                      $17,453,046   $17,392,188
                                                      -----------   -----------
Investments:
  Nuclear decommissioning funds (Notes 1 and 11)..... $   706,841   $   833,369
  Subsidiary companies (Notes 1 and 17)..............     122,332       122,548
  Other investments, at cost (Note 17)...............      72,379        72,672
                                                      -----------   -----------
                                                      $   901,552   $ 1,028,589
                                                      -----------   -----------
Current Assets:
  Cash............................................... $       743   $     1,891
  Temporary cash investments, at cost which approxi-
   mates fair value (Note 11)........................     247,119       185,156
  Other cash investments, at cost which approximates
   fair value (Note 11)..............................     641,575       569,926
  Special deposits, at cost which approximates fair
   value (Note 11)...................................      32,635        32,468
  Receivables (Note 1)--
    Customers........................................     427,613       382,691
    Income taxes.....................................     186,687        46,749
    Other............................................      66,963        38,525
    Provisions for uncollectible accounts............     (10,910)      (11,337)
  Coal and fuel oil, at average cost.................     111,752       108,980
  Materials and supplies, at average cost............     402,714       405,707
  Deferred unrecovered energy costs (Note 1).........      43,885        38,388
  Deferred income taxes related to current assets and
   liabilities (Note 14)--
    Loss carryforward................................     175,197       134,774
    Other............................................     166,102       182,942
  Prepayments and other..............................      42,190        47,927
                                                      -----------   -----------
                                                      $ 2,534,265   $ 2,164,787
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets (Notes 1 and 14)................. $ 2,698,751   $ 2,666,057
  Unrecovered energy costs (Note 1)..................     680,243       670,306
  Other (Note 19)....................................     109,949       118,675
                                                      -----------   -----------
                                                      $ 3,488,943   $ 3,455,038
                                                      -----------   -----------
                                                      $24,377,806   $24,040,602
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  MARCH 31,
                     LIABILITIES                           1993        1994
                     -----------                       ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,421,893  $ 5,373,610
  Preferred and preference stocks without mandatory
   redemption requirements............................     441,445      441,265
  Preference stock subject to mandatory redemption re-
   quirements.........................................     309,964      309,964
  Long-term debt......................................   7,550,762    7,419,995
                                                       -----------  -----------
                                                       $13,724,064  $13,544,834
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans (Note 9).................. $     5,950  $     6,100
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations
   (Note 11)..........................................     630,050      790,996
  Accounts payable....................................     489,080      383,186
  Accrued interest....................................     186,825      160,686
  Accrued taxes.......................................     132,362      209,225
  Dividends payable...................................     101,047      101,062
  Estimated revenue refunds and related interest (Note
   2).................................................   1,166,308      836,526
  Customer deposits...................................      45,757       45,284
  Other...............................................      98,519       99,346
                                                       -----------  -----------
                                                       $ 2,855,898  $ 2,632,411
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes (Note 14)..................... $ 4,445,173  $ 4,410,881
  Accumulated deferred investment tax credits (Notes 1
   and 14)............................................     746,508      739,285
  Accrued spent nuclear fuel disposal fee and related
   interest (Note 10).................................     566,527      570,917
  Obligations under capital leases (Note 16)..........     321,393      366,969
  Regulatory liabilities (Notes 1, 14 and 19).........     782,624      771,852
  Other (Notes 1, 12 and 13)..........................     935,619    1,003,453
                                                       -----------  -----------
                                                       $ 7,797,844  $ 7,863,357
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $24,377,806  $24,040,602
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,   MARCH 31,
                                                          1993         1994
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity (Notes 4, 5 and 19):
  Common stock, $12.50 par value per share--
   Outstanding--213,751,147 shares and 213,795,095
    shares, respectively............................. $ 2,671,889   $ 2,672,439
  Premium on common stock and other paid-in capital..   2,217,110     2,217,775
  Capital stock and warrant expense..................     (16,258)      (16,259)
  Retained earnings (Note 2).........................     549,152       499,655
                                                      -----------   -----------
                                                      $ 5,421,893   $ 5,373,610
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements (Notes 4, 6 and 11):
  Preference stock, cumulative, without par value--
   Outstanding--10,499,549 shares.................... $   432,320   $   432,320
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--286,949 shares and 281,307 shares,
    respectively.....................................       9,125         8,945
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   441,445   $   441,265
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption
 Requirements (Notes 4, 7 and 11):
  Preference stock, cumulative, without par value--
   Outstanding--3,290,290 shares..................... $   327,653   $   327,653
  Current redemption requirements for preference
   stock included in current liabilities.............     (17,689)      (17,689)
                                                      -----------   -----------
                                                      $   309,964   $   309,964
                                                      -----------   -----------
Long-Term Debt (Notes 8, 11 and 20):
  First mortgage bonds:
    Maturing through 1998--
      6 1/8% due May 15, 1995........................ $   103,000   $   103,000
      5 1/4% due April 1, 1996.......................      50,000        50,000
      5 3/4% due November 1, 1996....................      50,000        50,000
      5 3/4% due December 1, 1996....................      50,000        50,000
      7% due February 1, 1997........................     150,000       150,000
      5 3/8% due April 1, 1997.......................      50,000        50,000
      6 1/4% due October 1, 1997.....................      60,000        60,000
      6 1/4% due February 1, 1998....................      50,000        50,000
      6% due March 15, 1998..........................     130,000       130,000
      6 3/4% due July 1, 1998........................      50,000        50,000
      6 3/8% due October 1, 1998.....................      75,000        75,000
    Maturing 1999 through 2008--5.30% to 10 3/8%.....   2,204,600     2,230,600
    Maturing 2009 through 2018--5.70% to 10 5/8%.....     956,000       996,000
    Maturing 2019 through 2023--7 3/4% to 9 7/8%.....   2,020,000     2,020,000
                                                      -----------   -----------
                                                      $ 5,998,600   $ 6,064,600
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     120,185       114,873
  Pollution control obligations, due 2004 through
   2014--5 7/8% to 11 3/8%...........................     353,200       303,200
  Other long-term debt...............................   1,598,625     1,598,586
  Current maturities of long-term debt included in
   current liabilities...............................    (446,724)     (589,601)
  Unamortized net debt discount and premium (Note 1).     (73,124)      (71,663)
                                                      -----------   -----------
                                                      $ 7,550,762   $ 7,419,995
                                                      -----------   -----------
                                                      $13,724,064   $13,544,834
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                             THREE MONTHS
                                                 ENDED       TWELVE MONTHS ENDED
                                               MARCH 31           MARCH 31
                                           ----------------- -------------------
                                             1993     1994      1993      1994
                                           -------- -------- ---------- --------
                                                  (THOUSANDS OF DOLLARS)
Balance at Beginning of Period............ $847,186 $549,152 $  783,496 $822,419
Add--Net income...........................   77,212   51,565    523,939   86,794
                                           -------- -------- ---------- --------
                                           $924,398 $600,717 $1,307,435 $909,213
                                           -------- -------- ---------- --------
Deduct--
   Cash dividends declared on--
    Common stock.......................... $ 85,343 $ 85,518 $  415,603 $341,857
    Preferred and preference stocks.......   16,636   15,544     68,785   64,597
   Loss on reacquired preference stock....      --       --         628    3,104
                                           -------- -------- ---------- --------
                                           $101,979 $101,062 $  485,016 $409,558
                                           -------- -------- ---------- --------
Balance at End of Period.................. $822,419 $499,655 $  822,419 $499,655
                                           ======== ======== ========== ========


              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED PREMIUM ON COMMON STOCK
                           AND OTHER PAID-IN CAPITAL

                                     THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                          MARCH 31              MARCH 31
                                    --------------------- ---------------------
                                       1993       1994       1993       1994
                                    ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
Balance at Beginning of Period..... $2,210,524 $2,217,110 $2,203,767 $2,211,226
Add--Premium on issuance of common
 stock and gain on reacquired
 preference stock..................        702        665      7,459      6,549
                                    ---------- ---------- ---------- ----------
Balance at End of Period........... $2,211,226 $2,217,775 $2,211,226 $2,217,775
                                    ========== ========== ========== ==========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                MARCH 31
                                 --------------------  ------------------------
                                   1993       1994        1993         1994
                                 ---------  ---------  -----------  -----------
                                           (THOUSANDS OF DOLLARS)
Cash Flow from Operating Activ-
 ities:
 Net income....................  $  77,212  $  51,565  $   523,939  $    86,794
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortiza-
    tion.......................    224,555    232,733      881,015      919,318
   Deferred income taxes and
    investment tax credits--
    net........................    (15,893)    (4,711)     110,951       95,683
   Cumulative effect of change
    in accounting for income
    taxes......................     (9,738)       --        (9,738)         --
   Equity component of
    allowance for funds used
    during construction........     (2,726)    (7,356)     (18,388)     (25,248)
   Provisions for revenue
    refunds and related
    interest...................     60,757     16,770       67,033    1,310,210
   Revenue refunds and related
    interest...................     (3,623)  (346,552)    (251,170)    (533,651)
   Recovery/(deferral) of regu-
    latory assets/deferred car-
    rying charges--net.........        800      3,999        3,297     (429,748)
   Provisions/(payments) for
    liability for early retire-
    ment and separation costs--
    net........................     (1,722)    15,607       26,092       15,513
   Provisions/(payments) for
    liabilities associated with
    remediation costs and manu-
    factured gas plants--net...        --       3,000         (478)       8,000
   Net effect on cash flows of
    changes in:
     Receivables...............    (53,580)   213,725       (8,137)     109,900
     Coal and fuel oil.........     68,649      2,772      (35,801)     149,505
     Materials and supplies....       (189)    (2,993)      (2,849)        (970)
     Accounts payable adjusted
      for nuclear fuel lease
      principal payments and
      early retirement and
      separation costs--net....     28,391    (52,451)     339,185      198,104
     Accrued interest and tax-
      es.......................     52,613     50,724       (5,410)     (41,123)
     Other changes in certain
      current assets and
      liabilities..............    (21,202)    19,220        3,807       33,785
   Other--net..................     51,478     35,984        2,609       88,522
                                 ---------  ---------  -----------  -----------
                                 $ 455,782  $ 232,036  $ 1,625,957  $ 1,984,594
                                 ---------  ---------  -----------  -----------
Cash Flow from Investing Activ-
 ities:
 Construction expenditures.....  $(199,836) $(187,378) $  (953,996) $  (829,067)
 Nuclear fuel expenditures.....   (100,987)   (48,749)    (277,779)    (209,131)
 Equity component of allowance
  for funds used during
  construction.................      2,726      7,356       18,388       25,248
 Contributions to nuclear
  decommissioning funds........    (96,229)   (96,229)    (132,550)    (132,550)
 Investment in subsidiary com-
  panies.......................        --         --          (268)         --
 Other cash investments and
  special deposits.............        627     71,649       (7,642)    (548,326)
                                 ---------  ---------  -----------  -----------
                                 $(393,699) $(253,351) $(1,353,847) $(1,693,826)
                                 ---------  ---------  -----------  -----------
Cash Flow from Financing Activ-
 ities:
 Issuance of securities--
  Long-term debt...............  $ 374,755  $  65,538  $ 1,742,269  $ 1,618,079
  Capital stock................      1,342      1,035       15,161       80,278
 Retirement and redemption of
  securities--
  Long-term debt...............   (125,099)   (55,307)  (1,234,562)  (1,830,749)
  Capital stock................       (111)       --       (50,180)     (92,969)
 Deposits and securities held
  for retirement and
  redemption of securities.....   (234,133)   (12,888)    (240,761)     462,976
 Premium paid on early redemp-
  tion of long-term debt.......     (9,000)      (500)     (16,019)     (69,895)
 Cash dividends paid on capi-
  tal stock....................   (101,961)  (101,047)    (559,870)    (407,371)
 Proceeds from sale/leaseback
  of nuclear fuel..............     99,551    116,964      210,419      221,667
 Nuclear fuel lease principal
  payments.....................    (59,269)   (53,445)    (246,063)    (240,144)
 Increase in short-term
  borrowings...................        --         150        5,600          500
                                 ---------  ---------  -----------  -----------
                                 $ (53,925) $ (39,500) $  (374,006) $  (257,628)
                                 ---------  ---------  -----------  -----------
Increase (Decrease) in Cash and
 Temporary Cash Investments....  $   8,158  $ (60,815) $  (101,896) $    33,140
Cash and Temporary Cash
 Investments at Beginning of
 Period........................    145,749    247,862      255,803      153,907
                                 ---------  ---------  -----------  -----------
Cash and Temporary Cash Invest-
 ments at End of Period........  $ 153,907  $ 187,047  $   153,907  $   187,047
                                 =========  =========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Regulation. Commonwealth Edison Company (Company) is subject to regulation as to accounting and ratemaking policies and practices by the Illinois Commerce Commission (ICC) and Federal Energy Regulatory Commission (FERC). The Company's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for information related to the Company's rates and financial condition.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Commonwealth Edison Company of Indiana, Inc. (collectively, companies), the only subsidiary engaged in the electric utility business. The consolidated financial statements also include the accounts of the Company's wholly-owned subsidiary, CECo Enterprises Inc., an unregulated subsidiary engaged in energy service activities. All significant intercompany transactions have been eliminated. The investments in other subsidiary companies, which are not material in relation to the Company's financial position and results of operations, are accounted for in accordance with the equity method of accounting.

  Customer Receivables and Revenues. The Company is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. The Company's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.1 million as of December 31, 1993, approximately 8.2 million as of December 31, 1992 and approximately 8.1 million as of December 31, 1991. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which the Company derived approximately one-third of its ultimate consumer revenues in the twelve months ended March 31, 1994. The Company had approximately 3.3 million electric customers at March 31, 1994.

  Depreciation and Decommissioning. Depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. The ICC's March 8, 1991 rate order directs the Company to depreciate non-nuclear plant and equipment at annual rates developed for each class of plant based on their composite service lives. The annual rate for nuclear plant and equipment is 2.88% which excludes decommissioning costs. Provisions for depreciation were at average annual rates of 3.14% and 3.15% for the three months ended March 31, 1993 and 1994, respectively, and 3.12% and 3.13% for the twelve months ended March 31, 1993 and 1994, respectively, of average depreciable utility plant and equipment. The provisions for chemical cleaning are reflected in the Statements of Consolidated Income in maintenance expense and in the Consolidated Balance Sheets in other noncurrent liabilities.

  Nuclear plant decommissioning costs are accrued over the expected service life of the related nuclear generating stations. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust fund. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the Securities and Exchange Commission regarding the electric utility industry method of accounting for decommissioning costs. Decommissioning is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES by the Nuclear Regulatory Commission (NRC) guidelines. The Company's twelve operating units have estimated remaining service lives ranging from 13 to 34 years. The Company's first nuclear unit is retired and will be dismantled with the remaining operating units at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  The Company recently completed a study which determined that decommissioning costs, including the costs of decontamination, dismantling and site restoration, are estimated to aggregate $4.24 billion, in current-year (1994) dollars. This amount compares to the estimate for decommissioning costs of $2.45 billion, in current-year (1994) dollars, reflected in the Company's last rate order of March 8, 1991. The $4.24 billion estimate is based on plant location and cost characteristics for the Company's nuclear plants and reflects additional low level waste burial costs, higher labor costs due to reduced administrative radiation dose limit requirements and higher costs resulting from an additional five-year period in the decommissioning process to allow sufficient cooling of on-site spent nuclear fuel before it is removed from the fuel pool.

  On February 10, 1994, the Company filed a rate increase request with the ICC. As part of that request, the Company proposed to increase its annual accrual of decommissioning costs to approximately $170 million from the current level of $127 million approved in the March 8, 1991 rate order. The assumptions used to calculate the $43 million proposed increase in the annual accrual of decommissioning costs (such as the decommissioning cost estimate of $4.06 billion, stated in 1993 dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, as well as a future escalation rate of 5.3% in decommissioning costs) reflect some uncertainty. The rate filing is designed to provide greater assurance than current rate levels that sufficient funds will be available in the external decommissioning trusts for decommissioning expenditures when the nuclear plants are retired. The current accrual of $127 million, coupled with accumulated earnings on the trust fund assets, would provide approximately the same amount of funds to pay estimated decommissioning costs if a 4.5% escalation rate is assumed.

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of March 31, 1994, the total decommissioning costs included in the accumulated provision for depreciation were approximately $892 million. For the retired nuclear unit, the total estimated liability at March 31, 1994 in current-year (1994) dollars of approximately $228 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $144 million was recorded as a regulatory asset. Illinois law requires the Company to establish external trusts to hold decommissioning funds, and the ICC has approved the Company's funding plan and requires annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At March 31, 1994, the past accruals that are required to be contributed to the external trusts aggregate $143 million. The fair value of funds accumulated in the external trusts at March 31, 1994 was approximately $833 million which includes pre-tax unrealized appreciation of $18 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been recorded as a component of depreciation expense in the Company's Statements of Consolidated Income, were $8,782,000 and $12,527,000 for the three months ended March 31, 1993 and 1994, respectively, and $33,888,000 and $44,573,000 for the twelve months ended March 31, 1993 and 1994, respectively.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the Department of Energy (DOE) for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 10 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the current interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, for the three months ended March 31, 1993 and 1994 were $88,855,000 and $89,243,000, respectively, and for the twelve months ended March 31, 1993 and 1994 were $371,146,000 and $386,282,000, respectively.

  Income Taxes. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income taxes deferred in prior years are charged or credited to income as the book/tax timing differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

  For additional information relating to income taxes, including information related to the Company's adoption in January 1993 of Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes, see Note 14. In addition, see "Taxes" under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Allowance for Funds Used During Construction (AFUDC). In accordance with uniform systems of accounts prescribed by regulatory authorities, the Company capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates for the three months ended March 31, 1993 and 1994 were 10.23% and 9.84%, respectively, and for the twelve months ended March 31, 1993 and 1994 were 10.22% and 9.95%, respectively.

  For additional information regarding AFUDC, see Note 14 and "Other Items," under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Interest. Total interest costs incurred on debt, leases and other obligations for the three months ended March 31, 1993 and 1994 were $181,230,000 and $190,125,000, respectively, and for the twelve months ended March 31, 1993 and 1994 were $732,518,000 and $787,534,000, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from reacquisition of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt or notes issued to finance the reacquisition.

  Deferred Unrecovered Energy Costs. The uniform fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in base rates. As authorized by the ICC, the Company has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  At December 31, 1993 and March 31, 1994, the Company had unrecovered fuel costs in the form of coal reserves of approximately $517 million. In prior years, the Company's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, the Company agreed to purchase the coal in place in the form of coal reserves. The Company has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as the coal is used for the generation of electricity. The Company expects to recover the costs of the coal reserves by the year 2007. However, the Company is not earning a return on the expenditures for coal reserves prior to the coal reserves being used for the generation of electricity by including the coal reserves in rate base. Unrecovered fuel costs expected to be recovered in one year or less amounting to approximately $24 million and $31 million at December 31, 1993 and March 31, 1994, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources" and "Results of Operations," for information concerning coal commitments and the Company's fuel supply, respectively. See Note 19 for additional information concerning the Company's coal commitments.

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the DOE are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of three nuclear enrichment facilities previously operated by the DOE. The Company's portion of such assessments is estimated to be approximately $15 million per year (to be adjusted annually for inflation). The Act provides that such assessments are to be treated as a cost of fuel. As of December 31, 1993 and March 31, 1994, a liability of approximately $177 million in other noncurrent liabilities and approximately $29 million in other current liabilities was recorded. As of December 31, 1993 and March 31, 1994, a related asset of $202 million and $199 million, respectively, was recorded, of which the approximate $15 million current portion has been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. Approximately $3,800,000 and $3,681,000 for the three months ended March 31, 1993 and 1994, respectively, and approximately $7,600,000 and $14,455,000 for the twelve months ended March 31, 1993 and 1994, respectively, associated with such assessments were amortized to fuel expense and were reflected in the fuel adjustment clause.

  Regulatory Assets and Liabilities. Regulatory assets include the unamortized portions of certain rate case and consultant costs associated with the prudency audits of Byron and Braidwood stations which the ICC allowed to be deferred and amortized for ratemaking purposes, unamortized deferred depreciation related to Byron Unit 1 which the ICC allowed to be deferred and amortized over the remaining life of the unit, unamortized losses on reacquired debt, unamortized deferred carrying charges associated with the Byron and Braidwood stations which the ICC allowed to be deferred and amortized for ratemaking purposes, a regulatory asset for the unrecovered portion of nuclear decommissioning costs for Dresden Unit 1 and a regulatory asset related to income taxes recorded in compliance with SFAS No. 109, which the Company adopted in January 1993. A regulatory liability related to income taxes was also recorded in compliance with SFAS No. 109. Regulatory liabilities also include a liability corresponding to a noncurrent receivable included on the Consolidated Balance Sheets under deferred charges and other noncurrent assets, subcaption other, which represents the Company's contractual settlement option if it had terminated its insurance coverages with Nuclear Mutual Limited (NML) as of the balance sheet dates. See Note 19 for additional information regarding the Company's insurance coverages with NML.

  For additional information relating to deferred carrying charges, see "Deferred Carrying Charges," under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Certain Investments. Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. For additional information, see Note 11.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing in three months or less at the time of purchase, are considered to be cash equivalents. Supplemental information required by SFAS No. 95 is as follows:

                               THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                    MARCH 31            MARCH 31
                               ------------------  -------------------
                                 1993     1994       1993      1994
                               -------- ---------  --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Infor-
 mation:
 Cash paid during the period
  for:
   Interest (net of amount
    capitalized).............  $201,251 $ 172,947   $682,787  $649,365
   Income taxes (net of re-
    funds)...................  $    892 $(133,389)  $169,968  $(31,267)
Supplemental Schedule of Non-
 Cash Investing and Financing
 Activities:
 Capital lease obligations
  incurred...................  $108,177 $ 117,499   $220,535  $223,080

  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. In November 1993, two settlements related to various proceedings and matters concerning the Company's rates and its fuel adjustment clause became final. One settlement (Rate Matters Settlement), which became final on November 4, 1993, concerned the proceedings relating to the Company's 1985 and 1991 ICC rate orders (which orders relate to, among other things, the recovery of costs associated with the Company's four most recently completed nuclear generating units, Byron Units 1 and 2 and Braidwood Units 1 and 2), the proceedings relating to the reduction in the difference between the Company's summer and non-summer residential rates that was effected in the summer of 1988, outstanding issues relating to the appropriate interest rate and rate design to be applied to a refund made by the Company during 1990 relating to a December 1988 ICC rate order, and matters related to a rider to the Company's rates that the Company was required to file as a result of the change in the federal corporate income tax rate made by the Tax Reform Act of 1986. The other settlement (Fuel Matters Settlement), which became final on November 15, 1993, related to the ICC fuel reconciliation proceedings involving the Company for the period from 1985 through 1988 and to future challenges by the settling parties to the prudency of the Company's western coal costs for the period from 1989 through 1992.

  Under the Rate Matters Settlement, effective as of November 4, 1993, the Company reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period scheduled to be twelve months (to be followed by a reconciliation period of no more than five months). The Company had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the March 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million. The recording of the effects of the Rate Matters Settlement in October 1993 reduced the Company's 1993 net income and retained earnings by approximately $292 million or $1.37 per common share, in addition to the effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million (or $1.26 per common share) in deferred carrying charges, net of income taxes, authorized in the ICC rate order issued on January 6, 1993 (as subsequently modified, the Remand Order). The deferred

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded. Consistent with such treatment of the deferred recognition of revenues in 1993, the financial statements presented herein for the three months and twelve months ended March 31, 1993 and the twelve months ended March 31, 1994 reflect the reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds. This reclassification had no effect on net electric operating revenues. In January 1994, a purported class action was filed in the Circuit Court of Cook County, Illinois (Circuit Court) challenging the method in which the refunds are being made to residential customers in the Rate Matters Settlement. The Company does not believe that the complaint has any merit.

  Under the Fuel Matters Settlement, effective as of December 2, 1993, the Company commenced paying approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period. The Company recorded the effects of the Fuel Matters Settlement in October 1993, which effects reduced the Company's 1993 net income and retained earnings by approximately $62 million or $0.29 per common share.

  (3) OTHER RATE MATTERS. On February 10, 1994, the Company filed a request with the ICC to increase electric operating revenues by approximately $460 million, or 7.9%, on an annual basis above the level of revenues approved in the Rate Matters Settlement. This request principally reflects the inclusion of Byron Unit 2 and Braidwood Units 1 and 2 (Units) in the Company's rate base as fully "used and useful," increased operation and maintenance expenses over the level reflected in the Remand Order, increased contributions to the external trust funds which the Company is required to fund to cover the eventual decommissioning of its nuclear power plants and lower debt and equity costs. The ICC has suspended the rates, appointed hearing examiners and ordered an investigation. Under the Illinois Public Utilities Act, the ICC must decide the case by early January 1995.

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

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1994, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--23,600,290 shares; $1.425 convertible preferred stock-- 281,307 shares; and prior preferred stock--850,000 shares. The prior preferred and preference stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of stockholders, with the right to cumulate votes in all elections for directors.

  (5) COMMON STOCK. At March 31, 1994, shares of common stock were reserved for the following purposes:

      1993 Long-Term Incentive Plan................................... 4,000,000
      Employe Stock Purchase Plan..................................... 1,422,368
      Employe Savings and Investment Plan.............................   527,803
      Conversion of $1.425 convertible preferred stock................   286,933
      Conversion of warrants..........................................    42,690
                                                                       ---------
                                                                       6,279,794
                                                                       =========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  During the three months and twelve months ended March 31, 1993 and 1994, shares of common stock were issued as follows:

                                        THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                             MARCH 31            MARCH 31
                                        ------------------- -------------------
                                          1993      1994      1993      1994
                                        --------- --------- --------- ---------
Employe Stock Purchase Plan............       --        --    374,815   268,594
Employe Savings and Investment Plan....    52,700    38,000   241,800   138,700
Conversion of $1.425 convertible pre-
 ferred stock..........................     1,053     5,750    11,229    27,072
Conversion of warrants.................       161       198     1,107     1,411
                                        --------- --------- --------- ---------
                                           53,914    43,948   628,951   435,777
                                        ========= ========= ========= =========

  At December 31, 1993 and March 31, 1994, 128,699 and 128,071 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (6) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of preferred or preference stocks without mandatory redemption requirements were issued or redeemed by the Company during the twelve months ended March 31, 1993 and 1994. The series of preference stock without mandatory redemption requirements outstanding at March 31, 1994 are summarized as follows:

                                                                        INVOLUNTARY
                    SHARES           AGGREGATE         REDEMPTION       LIQUIDATION
      SERIES      OUTSTANDING       STATED VALUE        PRICE(A)         PRICE(A)
      ------      -----------       ------------       ----------       -----------
                                     (THOUSANDS
                                    OF DOLLARS)
      $1.90        4,249,549          $106,239          $ 25.25           $25.00
      $2.00        2,000,000            51,560          $ 26.04           $25.00
      $1.96        2,000,000            52,440          $ 27.11           $25.00
      $7.24          750,000            74,340          $101.00           $99.12
      $8.40          750,000            74,175          $101.00           $98.90
      $8.38          750,000            73,566          $100.16           $98.09
                  ----------          --------
                  10,499,549          $432,320
                  ==========          ========

- - --------
(a) Per share plus accrued and unpaid dividends, if any.

  The outstanding shares of the $1.425 convertible preferred stock are convertible at the option of the holders thereof, at any time, into common stock at the rate of 1.02 shares of common stock for each share of convertible preferred stock, subject to future adjustment. The convertible preferred stock may be redeemed by the Company at $42 per share, plus accrued and unpaid dividends, if any. The involuntary liquidation price of the $1.425 convertible preferred stock is $31.80 per share, plus accrued and unpaid dividends, if any. The number of shares of convertible preferred stock converted into common stock for the three months ended March 31, 1993 and 1994 was 1,033 shares and 5,642 shares, respectively, and for the twelve months ended March 31, 1993 and 1994 was 11,016 shares and 26,551 shares, respectively.

  (7) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended March 31, 1993, no shares of preference stock subject to mandatory redemption requirements were issued. During the twelve months ended March 31, 1994, 700,000 shares of preference stock subject to mandatory redemption requirements were issued. The series of preference

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES stock subject to mandatory redemption requirements outstanding at March 31, 1994 are summarized as follows:

                  SHARES     AGGREGATE
     SERIES     OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(A)
 -------------- ----------- ------------ -------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
 $8.20             321,420    $ 32,142   $103 through October 31, 1997; and $101
                                         thereafter
 $8.40 Series B    418,870      41,605   $101
 $8.85             375,000      37,500   $103 through July 31, 1998; and $101 thereafter
 $9.25             825,000      82,500   $105 through July 31, 1994; $103 through July 31,
                                         1999; and $101 thereafter
 $9.00             650,000      64,431   Non-callable
 $6.875            700,000      69,475   Non-callable
                 ---------    --------
                 3,290,290    $327,653
                 =========    ========

- - --------
(a) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of preference stock subject to mandatory redemption requirements are summarized as follows:

                                                          SINKING  INVOLUNTARY
                                                            FUND   LIQUIDATION
          SERIES        ANNUAL SINKING FUND REQUIREMENT   PRICE(A)  PRICE(A)
      --------------  ----------------------------------- -------- -----------
      $8.20            35,715 shares                        $100    $100.00
      $8.40 Series B   30,000 shares(b)                     $100    $ 99.326
      $8.85            37,500 shares                        $100    $100.00
      $9.25            75,000 shares                        $100    $100.00
      $9.00           130,000 shares beginning in 1996(b)   $100    $ 99.125
      $6.875                  (c)                           $100    $ 99.25

- - --------
(a) Per share plus accrued and unpaid dividends, if any.
(b) The Company has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
(c) All shares are required to be redeemed on May 1, 2000.

  Annual remaining sinking fund requirements through 1998 on preference stock outstanding at March 31, 1994 will aggregate $17,709,000 in 1994, $17,822,000 in 1995, $30,822,000 in 1996, $30,822,000 in 1997 and $30,822,000 in 1998.
During the twelve months ended March 31, 1993 and 1994, 794,262 shares and 1,834,025 shares, respectively, of preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

  On November 1, 1992, the Company redeemed 300,000 shares of its $2.875 Series of preference stock at the optional redemption price of $25 per share and 75,000 shares of its $11.70 Series of preference stock at the optional redemption price of $100 per share, plus accrued and unpaid dividends.

  On June 28, 1993, the Company redeemed the remaining 170,810 shares of its $2.875 Series of preference stock and all 1,050,000 shares of its $2.375 Series of preference stock, both at the optional redemption price of $25.25 per share, plus accrued and unpaid dividends.

  On November 1, 1993, the Company redeemed the remaining 75,000 shares of its $11.70 Series of preference stock (150,000 shares had been redeemed on August 1, 1993 at the optional redemption price of $105 per share, plus accrued and unpaid dividends). Of the remaining 75,000 shares, 37,500 shares were redeemed to meet the November 1, 1993 mandatory sinking fund requirement and 37,500

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES shares were redeemed as a permitted optional sinking fund payment, both at the sinking fund redemption price of $100 per share, plus accrued and unpaid dividends.

  On November 1, 1993, the Company redeemed all 210,000 shares of its $9.30 Series of preference stock, of which 70,000 shares were redeemed at the optional redemption price of $101.03 per share, plus accrued and unpaid dividends, 70,000 shares were redeemed to meet the November 1, 1993 mandatory sinking fund requirement and 70,000 shares were redeemed as a permitted optional sinking fund payment, the latter two at the sinking fund redemption price of $100 per share, plus accrued and unpaid dividends.

  (8) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 1998 for first mortgage bonds, debentures and other long-term debt outstanding at March 31, 1994, after deducting debentures and first mortgage bonds reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1994--$460,014,000; 1995-- $494,027,000; 1996--$232,808,000; 1997--$395,038,000; and 1998--$350,027,000.

  Other long-term debt outstanding at March 31, 1994 is summarized as follows:

                           PRINCIPAL
      DEBT SECURITY         AMOUNT                     INTEREST RATE PROVISIONS
- - ------------------------  ----------- -----------------------------------------------------------
                          (THOUSANDS
                          OF DOLLARS)
Notes:
 Medium Term Notes,
  Series 1N due
  various dates through
  April 1, 1998           $   82,500  Interest rates ranging from 9.27% to 10.48%
 Medium Term Notes,
  Series 2N due various
  dates through July 1,
  1996                        56,300  Interest rates ranging from 9.57% to 9.874%
 Medium Term Notes,
  Series 3N due various
  dates through October
  15, 2004                   399,000  Interest rates ranging from 8.77% to 9.20%
 Medium Term Notes,
  Series 4N due various
  dates through May 15,
  1997                       195,000  Interest rates ranging from 7.90% to 8.875%
 Notes due April 15,
  1994                       180,000  Fixed interest rate of 5.75%
 Notes due July 15, 1995     100,000  Fixed interest rate of 5.50%
 Notes due July 15, 1997     100,000  Fixed interest rate of 6.50%
 Notes due October 15,
  2005                       235,000  Fixed interest rate of 6.40%
                          ----------
                          $1,347,800
                          ----------
Long-Term Notes Payable
 to Banks:
 Note due January 9,
  1995                    $  100,000  Prevailing interest rate of 3.94% at March 31, 1994
 Notes due July 31, 1995     150,000  Prevailing interest rates averaging 4.25% at March 31, 1994
                          ----------
                          $  250,000
                          ----------
Purchase Contract Obli-
 gations:
 Woodstock due January
  2, 1997                 $      273  Fixed interest rate of 4.50%
 Hinsdale due April 30,
  2005                           513  Fixed interest rate of 3.00%
                          ----------
                          $      786
                          ----------
                          $1,598,586
                          ==========

  Long-term debt maturing within one year has been included in current liabilities.

  The Company's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by the Company.

  (9) LINES OF CREDIT. The Company had total bank lines of credit of approximately $981 million and unused bank lines of credit of approximately $975 million at March 31, 1994. Of that amount, $975 million (of which $175 million expires October 3, 1994, $40 million expires in equal quarterly installments

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES commencing on December 31, 1994 and ending on September 30, 1996, $188 million expires in equal quarterly installments commencing on December 31, 1995 and ending on September 30, 1997 and $572 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998) may be borrowed on secured or unsecured notes of the Company at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the Company's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of the Company. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of the Company's mortgage. The Company is obligated to pay commitment fees with respect to $975 million of such lines of credit.

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. The Company, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from the Company's nuclear generating stations beginning not later than January 1998. The contract with the DOE requires the Company to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. The Company has elected to pay the one-time fee, with interest, just prior to the first scheduled delivery of spent nuclear fuel to the DOE, which is scheduled to occur not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The Company has recorded the liability for the one-time fee and the related interest in its Consolidated Balance Sheets.

  (11) FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of financial instruments held by or issued and outstanding by the companies. The disclosure of such information does not purport to be a market valuation of the companies as a whole. The impact of any realized or unrealized gains or losses related to such financial instruments on the companies' financial position or results of operations is dependent on the treatment authorized under future ratemaking proceedings.

  Investments. Securities included in Nuclear Decommissioning Funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the Nuclear Decommissioning Funds, as determined by the Trustee, is based on published market data. Financial instruments included in Other Investments at a cost of approximately $4 million at December 31, 1993 and approximately $5 million at March 31, 1994, are not material in relation to other financial instruments of the companies; therefore, an estimate of the fair value of these instruments has not been made. The net earnings of the Nuclear Decommissioning Funds, which are recorded as increases to the Accumulated Provision for Depreciation (only the realized portion prior to January 1, 1994), for the three months and twelve months ended March 31, 1993 and 1994 were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1993       1994       1993       1994
                                    ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Gross proceeds from sales of secu-
 rities...........................  $ 116,283  $ 177,660  $ 348,710  $ 450,061
Less cost based on specific iden-
 tification.......................   (114,553)  (173,574)  (341,206)  (436,755)
                                    ---------  ---------  ---------  ---------
Realized gains on sales of securi-
 ties.............................  $   1,730  $   4,086  $   7,504  $  13,306
Other realized fund earnings net
 of expenses......................      7,052      8,441     26,384     31,267
                                    ---------  ---------  ---------  ---------
Total realized net earnings of the
 funds............................  $   8,782  $  12,527  $  33,888  $  44,573
Unrealized gains (losses).........     10,927    (44,210)    27,674    (24,168)
                                    ---------  ---------  ---------  ---------
 Total net earnings (losses) of
  the funds.......................  $  19,709  $ (31,683) $  61,562  $  20,405
                                    =========  =========  =========  =========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Current Assets. Cash, Temporary Cash Investments and Other Cash Investments, which includes U.S. Government Obligations and other short-term marketable securities, and Special Deposits, which primarily includes cash deposited for the redemption, refund or discharge of debt securities, are stated at cost, which approximates their fair value because of the short maturity of these instruments. The securities included in these categories have been classified as "available for sale" securities.

  Capitalization. The estimated fair value of Preferred and Preference Stocks (Without and Subject to Mandatory Redemption Requirements) and Long-Term Debt, including the current portion thereof, has been obtained from an independent consultant. Estimated fair values exclude accrued interest and preferred and preference dividends. Purchase contract obligations included in Long-Term Debt at a cost of approximately $1 million at December 31, 1993 and March 31, 1994, are not material in relation to other financial instruments of the companies; therefore, an estimate of the fair value of these instruments has not been made. Long-Term Notes Payable to Banks in the amount of $250 million at December 31, 1993 and March 31, 1994, for which interest is paid at prevailing rates, are included in the financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of Notes Payable, which consists of commercial paper and/or bank loans having a maturity of less than one year, approximates their fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of Accrued Spent Nuclear Fuel Disposal Fee and Related Interest represents the settlement value as of December 31, 1993 and March 31, 1994; therefore, the carrying value is equal to the fair value.

  The estimated fair values of the companies' financial instruments other than those instruments reflected in the financial statements at cost which approximates fair value, as of January 1, 1994 and March 31, 1994, are as follows:

                                 JANUARY 1, 1994                     MARCH 31, 1994
                         -------------------------------- ------------------------------------
                                    UNREALIZED                         UNREALIZED
                         COST BASIS   GAINS    FAIR VALUE COST BASIS GAINS (LOSSES) FAIR VALUE
                         ---------- ---------- ---------- ---------- -------------- ----------
                                                (THOUSANDS OF DOLLARS)
Nuclear Decommissioning
 Funds:
 Short-term investments. $   22,030  $      4  $   22,034 $   37,960    $     14    $   37,974
 U.S. Treasury bonds....     25,113        14      25,127     19,940      (1,468)       18,472
 Municipal bonds........    598,559    49,851     648,410    536,965      15,170       552,135
 Common stock...........     48,282    10,974      59,256    206,858        (161)      206,697
 Other..................     12,857     1,139      13,996     13,874       4,217        18,091
                         ----------  --------  ---------- ----------    --------    ----------
   Total................ $  706,841  $ 61,982  $  768,823 $  815,597    $ 17,772    $  833,369
                         ==========  ========  ========== ==========    ========    ==========
                                 JANUARY 1, 1994                     MARCH 31, 1994
                         -------------------------------- ------------------------------------
                          CARRYING  UNREALIZED             CARRYING    UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE    LOSSES (GAINS) FAIR VALUE
                         ---------- ---------- ---------- ---------- -------------- ----------
                                                (THOUSANDS OF DOLLARS)
Capitalization
 (including current
 portion):
 Preferred and
  Preference Stocks
  (without and subject
  to mandatory
  redemption
  requirements)......... $  769,098  $  7,015  $  776,113 $  768,918    $(17,789)   $  751,129
 Long-Term Debt......... $7,746,734  $412,241  $8,158,975 $7,758,868    $104,290    $7,863,158

  At March 31, 1994, the debt securities held by the Nuclear Decommissioning Funds had the following maturities:

                                                         COST BASIS  FAIR VALUE
                                                        ------------------------
                                                        (THOUSANDS OF DOLLARS)
   Within 1 year.......................................  $    37,960 $    37,974
   1 through 5 years...................................       23,384      24,068
   5 through 10 years..................................      177,999     185,493
   Over 10 years.......................................      366,365     372,136

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (12) PENSION BENEFITS. The companies have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1993 and March 31, 1994 pension disclosures and related data were estimated pending completion of the January 1, 1994 actuarial valuation.

  During 1992, the companies implemented a workforce reduction program designed to reduce the management workforce. This program included an early retirement program and voluntary and involuntary separation plans. The early retirement program resulted in the recognition for the year 1992 of an additional $26 million of pension cost and an increase to the projected benefit obligation of that $26 million plus an additional $39 million of unrecognized net loss. The companies also recognized in 1992 a charge to expense of $11 million primarily related to the cost of the separation plans. The total charge to income of $37 million in 1992 was approximately $23 million after reflecting income tax effects.

  During 1994, the companies implemented an early retirement program for employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. During the first quarter of 1994, 358 employees accepted the program, resulting in the recognition of an additional $16 million of pension cost in the three months ended March 31, 1994 and an increase to the projected benefit obligation of that $16 million and an additional $24 million of unrecognized net loss. The charge to income in the three months ended March 31, 1994 was approximately $9 million after reflecting income tax effects. By the end of April 1994, a total of 603 employees had accepted the program, resulting in the recognition of an additional $14 million of pension cost in April 1994. It is estimated that in total approximately 700 employees will accept the early retirement program, resulting in the recognition of a total of $35 million of pension cost and a total increase to the projected benefit obligation of that $35 million and an additional $42 million of unrecognized net loss.

  The funded status of these plans at December 31, 1993 and March 31, 1994 was as follows:

                                                     DECEMBER 31,   MARCH 31,
                                                         1993         1994
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
 Vested benefit obligation.........................  $(2,350,000)  $(2,429,000)
 Nonvested benefit obligation......................     (118,000)     (120,000)
                                                     -----------   -----------
 Accumulated benefit obligation....................  $(2,468,000)  $(2,549,000)
 Effect of projected future compensation levels....     (477,000)     (478,000)
                                                     -----------   -----------
 Projected benefit obligation......................  $(2,945,000)  $(3,027,000)
Fair value of plan assets, invested primarily in
 equity index funds, other managed equity and fixed
 income investments, U.S. Government, government-
 sponsored corporation and agency securities and
 listed corporate obligations......................    2,741,000     2,625,000
                                                     -----------   -----------
Plan assets less than projected benefit obligation.  $  (204,000)  $  (402,000)
Unrecognized prior service cost....................       24,000        23,000
Unrecognized transition asset......................     (168,000)     (165,000)
Unrecognized net loss..............................      131,000       298,000
                                                     -----------   -----------
 Accrued pension liability.........................  $  (217,000)  $  (246,000)
                                                     ===========   ===========

  At December 31, 1993 and March 31, 1994, the assumed discount rate was 7.5% and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Pension costs were determined under the rules prescribed by SFAS No. 87, including the use of the projected unit credit actuarial cost method and the following actuarial assumptions for periods during 1992, 1993 and 1994:

                                                               1992  1993  1994
                                                               ----- ----- -----
Annual discount rate.......................................... 7.50% 7.50% 7.50%
Annual rate of increase in future compensation levels......... 4.00% 4.00% 4.00%
Annual long-term rate of return on plan assets................ 9.50% 9.50% 9.50%

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1993 and 1994 were as follows:

                                     THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                          MARCH 31                 MARCH 31
                                    ----------------------  ----------------------
                                       1993        1994         1993       1994
                                    ----------  ----------  ----------- ----------
                                               (THOUSANDS OF DOLLARS)
Service cost......................  $  25,000   $  25,000    $  98,000  $  96,000
Interest cost on projected benefit
 obligation.......................     52,000      54,000      195,000    206,000
Actual loss/(return) on plan as-
 sets.............................   (125,000)     80,000     (350,000)  (105,000)
Early retirement program cost.....        --       16,000       26,000     16,000
Net amortization and deferral.....     62,000    (147,000)     103,000   (148,000)
                                    ---------   ---------    ---------  ---------
                                    $  14,000   $  28,000    $  72,000  $  65,000
                                    =========   =========    =========  =========

  In addition, the companies provide an employe savings and investment plan available to all regular employees who have completed three months of service. Each participating employee may contribute up to 20% of such employee's base pay and the companies match such contribution equal to 70% of up to the first 5% of contributed base salary. The companies' contributions for the three months ended March 31, 1993 and 1994 were $5,032,000 and $6,067,000, respectively, and for the twelve months ended March 31, 1993 and 1994 were $21,184,000 and $22,983,000, respectively.

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. The companies provide certain postretirement health care benefits for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Substantially all of the companies' employees become eligible for postretirement health care benefits when they reach retirement age while working for the companies. In 1980, the companies began funding the liability for postretirement health care benefits through a trust fund, and the estimated cost of postretirement health care benefits has been accrued and funded over the working lives of the employees. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The December 31, 1993 and March 31, 1994 postretirement health care disclosures and the related disclosures for 1994 periods were estimated pending completion of the January 1, 1994 actuarial valuation.

  For the years 1980 through 1992, the liability for postretirement health care benefits and the related provisions for postretirement health care were equivalent to actuarial normal costs attributed over participants' employment periods from date of hire to the expected retirement date based on the aggregate cost method. On January 1, 1993, the companies adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires that postretirement benefits be determined based on the projected unit credit actuarial cost method and attributed over employment periods of plan participants to the date of eligibility for postretirement benefits rather than over the entire employment period. The transition obligation shown in the following schedule is being amortized over 20.6 years.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The funded status of the plan at December 31, 1993 and March 31, 1994 was as follows:

                                                       DECEMBER
                                                          31,       MARCH 31,
                                                         1993         1994
                                                      -----------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated
 postretirement health care obligation:
 Retirees...........................................  $  (444,000) $  (453,000)
 Active fully eligible participants.................      (65,000)     (66,000)
 Other participants.................................     (586,000)    (599,000)
                                                      -----------  -----------
 Accumulated benefit obligation.....................  $(1,095,000) $(1,118,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks, equity and fixed income mutual
 funds, and U.S. Government and listed corporate ob-
 ligations..........................................      458,000      435,000
                                                      -----------  -----------
Plan assets less than accumulated postretirement
 health care obligation.............................  $  (637,000) $  (683,000)
Unrecognized transition obligation..................      559,000      552,000
Unrecognized net (gain) or loss.....................       (9,000)      15,000
                                                      -----------  -----------
Accrued liability for postretirement health care....  $   (87,000) $  (116,000)
                                                      ===========  ===========

  For 1993 and 1994, different health care cost trends are used for pre-Medicare and post-Medicare expenses. Pre-Medicare trend rates are 14.5% for 1993 grading down in 0.5% annual increments to 5%. Post-Medicare trend rates are 12% for 1993 grading down in 0.5% annual increments to 5%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement health care obligation at January 1, 1994 by approximately $211 million and increase the aggregate of the service and interest cost components of plan costs by approximately $7 million for the three months ended March 31, 1994 and $27 million for the twelve months ended March 31, 1994. The annual discount rate used was 7.5% and the annual long-term rate of return on plan assets was 9.5%, or 9.1% after including income tax effects.

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months ended March 31, 1993 and 1994, and the twelve months ended March 31, 1994 were as follows:

                                           THREE MONTHS
                                               ENDED        TWELVE MONTHS ENDED
                                             MARCH 31            MARCH 31
                                          ----------------  -------------------
                                           1993     1994           1994
                                          -------  -------  -------------------
                                                (THOUSANDS OF DOLLARS)
Service cost............................. $12,000  $12,000       $ 45,000
Interest cost on accumulated benefit ob-
 ligation................................  19,000   20,000         75,000
Actual return on plan assets............. (19,000)  15,000         (8,000)
Amortization of transition obligation....   8,000    7,000         28,000
Other net deferral.......................  11,000  (25,000)       (26,000)
                                          -------  -------       --------
                                          $31,000  $29,000       $114,000
                                          =======  =======       ========

  By adopting the new standard in January 1993, the companies estimate that for the year ended December 31, 1993, postretirement costs increased $20 million, resulting in a decrease in net income of $10 million or $0.05 per common share, net of income taxes and the portion of the costs charged to construction. The ultimate effects on income are dependent on the treatment authorized in future ratemaking proceedings. As indicated above, the companies have accounted for postretirement health care benefits on an accrual basis since 1980 and accrual basis costs have been reflected in rates in ratemaking proceedings.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1993 and March 31, 1994 are as follows:

                                                          DECEMBER
                                                            31,      MARCH 31,
                                                            1993        1994
                                                         ----------  ----------
                                                             (THOUSANDS OF
                                                               DOLLARS)
Deferred tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs...........................  $3,095,855  $3,134,307
 Overheads capitalized.................................     286,287     280,859
 Repair allowance......................................     210,302     206,843
 Regulatory assets recoverable through future rates....   1,863,873   1,842,314
Deferred tax assets:
 Postretirement benefits...............................    (134,590)   (145,799)
 Unbilled revenues.....................................     (98,164)    (97,806)
 Loss carryforward.....................................    (175,197)   (134,774)
 Alternative minimum tax...............................    (137,328)   (171,954)
 Unamortized investment tax credits to be settled
  through future rates.................................    (490,047)   (485,146)
 Other regulatory liabilities to be settled through fu-
  ture rates...........................................    (236,366)   (233,108)
 Other--net............................................     (80,751)   (102,571)
                                                         ----------  ----------
Net deferred income tax liability......................  $4,103,874  $4,093,165
                                                         ==========  ==========

The $11 million decrease in the net deferred income tax liability from December 31, 1993 to March 31, 1994 is comprised of a $2 million net increase to deferred income tax expense and a $13 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period.

  The components of net income tax expense charged to continuing operations are as follows:

                                           THREE MONTHS       TWELVE MONTHS
                                          ENDED MARCH 31     ENDED MARCH 31
                                          ----------------  ------------------
                                           1993     1994      1993      1994
                                          -------  -------  --------  --------
                                               (THOUSANDS OF DOLLARS)
Electric operating income:
 Current income taxes...................  $51,446  $35,360  $168,920  $(43,639)
 Deferred income taxes..................   (4,390)     393   141,173   127,587
 Investment tax credits deferred--net...   (7,314)  (7,224)  (29,130)  (29,333)
Other (income) and deductions...........   (5,512)   2,627    (6,528)  (22,614)
                                          -------  -------  --------  --------
Net income taxes charged to continuing
 operations.............................  $34,230  $31,156  $274,435  $ 32,001
                                          =======  =======  ========  ========


  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1993 and 1994:

                                                               TWELVE MONTHS
                                        THREE MONTHS ENDED         ENDED
                                             MARCH 31            MARCH 31
                                        -------------------- ------------------
                                          1993       1994      1993      1994
                                        ---------  --------- --------  --------
Pre-tax book income (in thousands).....  $101,704   $82,721  $788,636  $118,795
Effective income tax rate..............      33.7%     37.7%     34.8%     26.9%

The principal differences between these rates and the federal statutory corporate income tax rate of 34% for the three months and twelve months ended March 31, 1993 and 35% for the three months and twelve months ended March 31, 1994, were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31               MARCH 31
                                    --------------------  ---------------------
                                      1993       1994       1993        1994
                                    ---------  ---------  ---------  ----------
Federal statutory corporate income
 tax rate.........................       34.0%      35.0%      34.0%       35.0%
Equity component of AFUDC which
 was excluded from taxable income.       (0.9)      (3.1)      (0.8)       (7.4)
Amortization of investment tax
 credits..........................       (7.2)      (8.7)      (3.4)      (24.7)
State income tax, net of federal
 income tax.......................        7.0        6.0        5.5         9.4
Differences between book and tax
 accounting primarily for property
 related deductions...............       (1.1)       7.6       (0.2)       10.3
Other--net........................        1.9        0.9       (0.3)        4.3
                                    ---------  ---------  ---------  ----------
Effective income tax rate.........       33.7%      37.7%      34.8%       26.9%
                                    =========  =========  =========  ==========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The Company has recorded current federal income tax liabilities that include excess amounts of alternative minimum tax (AMT) over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. As shown in the first table, the cumulative excess amounts of AMT so recorded in the amount of approximately $172 million as of March 31, 1994 can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities. In 1993, the Company recorded a loss for income tax purposes which may be carried forward through 2008. It is currently expected that the income tax effect of the loss carryforward in the amount of $135 million, as shown in the first table, will be utilized by the expiration date.

  The Company adopted SFAS No. 109, effective January 1, 1993. SFAS No. 109 requires an asset and liability approach to accounting for income taxes which replaces the deferred method formerly used. Under the asset and liability approach, the deferred income tax liability represents the income tax effect of temporary differences between financial accounting and income tax bases of assets and liabilities and is determined at the presently enacted income tax rates. The SFAS No. 109 adjustments to the Company's deferred income tax liability related to utility operations represents income taxes recoverable or returnable through future rates and have been recorded as regulatory assets and regulatory liabilities on the balance sheet. The cumulative effect of the change in the method of accounting for income taxes resulted in an increase to net income for the three months and twelve months ended March 31, 1993 of $9.7 million or $0.05 per common share, due primarily to the reduction of deferred income taxes on nonregulated activities (primarily nonconsolidated subsidiaries) accrued in prior years at income tax rates in excess of the presently enacted income tax rates. The effect of the implementation entry on regulated activities was to record regulatory assets of $1,546 million primarily related to the equity component of AFUDC which was recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded; regulatory liabilities of $577 million primarily related to recognition of the deferred income tax effects of unamortized investment tax credits and to the changes in prior years' income tax rates; and a net increase to the deferred income tax liability of $969 million.

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1993 and 1994 were as follows:

                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                              MARCH 31            MARCH 31
                                         ------------------- -------------------
                                           1993      1994      1993      1994
                                         --------- --------- --------- ---------
                                                 (THOUSANDS OF DOLLARS)
Illinois public utility revenue.........  $ 55,052  $ 52,543  $210,730  $196,988
Illinois invested capital...............    28,284    27,412   110,543   110,254
Municipal utility gross receipts........    32,419    35,339   132,956   110,152
Real estate.............................    41,490    44,631   164,623   165,701
Municipal compensation..................    18,037    17,725    74,968    56,565
Other--net..............................    14,587    22,423    64,883    72,457
                                          --------  -------- ---------  --------
                                          $189,869  $200,073  $758,703  $712,117
                                          ========  ======== =========  ========

  (16) LEASE OBLIGATIONS. On November 23, 1993, the Company consolidated its nuclear fuel lease arrangements into a new arrangement. Under the new arrangement, the Company may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996, but the Company plans to ask for an extension of the expiration date. At March 31, 1994, the Company's obligation to the lessor for leased nuclear fuel amounted to $580 million. The Company has agreed to make lease payments which cover the amortization of the nuclear fuel used in the Company's reactors plus the lessor's related financing costs. The Company has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Future minimum rental payments, net of executory costs, at March 31, 1994 for capital leases, are estimated to aggregate $644 million, including $192 million in 1994 (after deducting $62 million for the first three months of 1994), $178 million in 1995, $127 million in 1996, $74 million in 1997, $41 million in 1998 and $32 million in 1999-2001. The estimated interest component of such rental payments aggregates $60 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $166 million and $184 million at December 31, 1993 and March 31, 1994, respectively.

  The Company has operating leases for coal railcars. Future minimum rental payments at March 31, 1994 for these operating leases are estimated to aggregate $133 million, including $3 million in 1994, $6 million in each of the years 1995 through 1998 and $106 million in 1999-2024.

  (17) INVESTMENTS IN URANIUM-RELATED PROPERTIES. At March 31, 1994, the Company and its subsidiaries had investments of approximately $135 million in uranium-related properties, equipment and activities. Production of uranium from all of the uranium properties has been deferred due to depressed market prices for uranium. The Company currently expects ultimately to recover through rates charged to customers the carrying value of the uranium properties in all material respects in relation to the Company's financial position and its results of operations, but doing so depends on substantially improved market conditions. However, the Company is conducting an overall review of various operating, regulatory and investment alternatives as part of the continuing evaluation of its uranium properties and, as a result, will be reassessing its ultimate ability to recover their carrying value. If it is determined that any portion of the carrying value is not recoverable, such amount will have to be charged to income.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against the Company and its subsidiary, Cotter Corporation (Cotter), alleging that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. The plaintiffs seek from Cotter and the Company unspecified compensatory, exemplary and medical monitoring fund damages, unspecified response costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and temporary and permanent injunctive relief. In February 1994, a federal jury returned a verdict in favor of eight bellwether plaintiffs in the total amount of $76,400 in property damages, rejecting any award for exemplary or medical monitoring damages. Plaintiffs have appealed. The remaining cases are not yet scheduled for trial. Although the cases will necessarily involve the resolution of numerous contested issues of fact and law, the Company's determination is that these actions will not have a material adverse impact on the Company's financial statements. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Litigation," for additional information.

  (18) JOINT PLANT OWNERSHIP. The Company has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, the Company is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At March 31, 1994, for its share of ownership in the station, the Company had an investment of $536 million in production and transmission plant in service (before reduction of $162 million for the related accumulated provision for depreciation) and $59 million in construction work in progress.

  (19) COMMITMENTS, CONTINGENT LIABILITIES AND THE CONSTRUCTION PROGRAM. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,184 million at March 31, 1994. In addition, the Company has substantial commitments for the purchase of coal under long-term contracts. The Company's coal costs are high compared to those of other utilities. The Company's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and the Company has significant purchase commitments under its contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding the Company's purchase commitments.

  The Company is a member of Nuclear Mutual Limited (NML), established to provide insurance coverage against property damage to members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NML to the extent that the Company would have no exposure in the event of a single incident. However, the Company could be subject to a maximum assessment of approximately $67 million in any policy year, in the event losses exceed accumulated reserve funds.

  If the Company had terminated its insurance coverages with NML as of March 31, 1994, it would have had a right to receive approximately $126 million, payable over a twenty-year period commencing in 1996. Any unpaid amounts, however, are subject to forfeiture in the event that, among other factors, NML's aggregate losses in any subsequent two-year period exceed $300 million or fifty percent of its surplus. The Company has recorded a noncurrent receivable in its Consolidated Balance Sheets under deferred charges and other noncurrent assets, subcaption other, representing its contractual settlement option of approximately $53 million, which reflects the $126 million discounted at an eight percent rate over a twenty-year period beginning in 1996. The Company has also recorded the $53 million as a regulatory liability.

  The Company also is a member of Nuclear Electric Insurance Limited (NEIL), which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that the Company would have no exposure in the event of a single incident under the replacement power coverage and the property damage coverage. However, the Company could be subject to maximum assessments, in any policy year, of approximately $27 million and $88 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

  The NRC's indemnity for public liability coverage under the Price-Anderson Act is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of nuclear incidents. Based on the number of nuclear reactors with operating licenses, the Company would currently be subject to a maximum assessment of $991 million in the event of an incident, limited to a maximum of $125 million in any calendar year.

  In addition, the Company participates in the American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters Master Worker Program which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. The coverage applies to workers whose "nuclear related employment" began after January 1, 1988. The Company would currently be subject to a maximum assessment of approximately $37 million in the event losses exceed accumulated reserve funds.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for information relating to the Company's construction program and rates and financial condition.

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

  The Company is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in the Company's future construction expenditures and operating expenses. The Company and its subsidiaries are or are likely to become parties to proceedings initiated by the United States Environmental Protection Agency (Federal Agency), state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including manufactured gas plant (MGP) sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. While there is a possibility that in the aggregate the cost of MGP site investigation and remediation will be substantial over time, the Company is not able to determine the most probable liability for MGPs. In accordance with accounting standards, the Company recorded a provision of $25 million in 1991 which reflects the low end of the range of its estimate of the liability associated with former MGPs. In 1993, the Company recorded a provision of $5 million which reflects the low end of the range of its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. The Company presently estimates that its costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not in the aggregate be material to the financial position or results of operations of the Company. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED


  The Amendments also will require reductions in nitrogen oxide emissions from the Company's fossil fuel generating units. The Illinois Environmental Protection Agency has proposed rules with respect to such emissions which would require modifications to certain of the Company's boilers. The Company's construction program for the three-year period 1994-96 includes $25 million for such modifications.

  (20) SUBSEQUENT EVENTS. On April 1, 1994, the Company redeemed $16 million of 9 3/4% Illinois Environmental Facilities Financing Authority Pollution Control Revenue Bonds, Series 1983, due April 1, 2013.

  On April 12, 1994, the Company issued $150 million of 7% Notes due February 15, 1997.

  On May 10, 1994, the Company's shareholders approved the corporate restructuring plan in which the Company would become a subsidiary of a new parent holding company named Unicom Corporation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  Capital Budgets. Commonwealth Edison Company (Company) and its electric utility subsidiary, Commonwealth Edison Company of Indiana, Inc. (collectively, companies), have a construction program for the three-year period 1994-96 which consists principally of improvements to the companies' existing nuclear and other electric production, transmission and distribution facilities. It does not include funds (other than for planning) to add new generating capacity to the Company's system. The program, as approved by the Company in January 1994, calls for electric plant and equipment expenditures of approximately $2,450 million (excluding nuclear fuel expenditures of approximately $780 million). This amount reflects a decrease of approximately $200 million compared with the common years (1994-95) of the previously approved construction program. In part, the decrease reflects a reduction in capital spending announced by the Company in July 1992 due to adverse financial circumstances. For additional information concerning the cost reduction plan, see "Rates and Financial Condition" below. It is estimated that such construction expenditures, with cost escalation computed at 4% annually, will be as follows:

                                                                      THREE-YEAR
                                                       1994 1995 1996   TOTAL
                                                       ---- ---- ---- ----------
                                                         (MILLIONS OF DOLLARS)
   Production......................................... $295 $310 $250   $  855
   Transmission and Distribution......................  340  445  505    1,290
   General............................................  115   95   95      305
                                                       ---- ---- ----   ------
       Total.......................................... $750 $850 $850   $2,450
                                                       ==== ==== ====   ======

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

  The Company has not budgeted for a number of projects, particularly at generating stations, which could be required, but which the Company does not expect to be required during the budget period. In particular, the Company has not budgeted for the construction of scrubbers at its Kincaid generating station, for the replacement of major amounts of piping at its boiling water reactor nuclear stations or for the replacement of steam generators at its pressurized water reactor nuclear stations. See "Regulation" below and "Part
II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," herein for additional information.

  Purchase commitments, principally related to construction and nuclear fuel, approximated $1,184 million at March 31, 1994. In addition, the Company has substantial commitments for the purchase of coal under the long-term contracts indicated in the following table as well as various short-term commitments.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1994-2007    $1,180
      Decker Coal Co. .................................. 1994-2015    $  888
      Big Horn Coal Co. ................................ 1998         $   21
      Various short-term................................ 1994         $   31

     --------
     (1) Estimated costs in millions of dollars FOB mine. No estimate of future escalation has been made.

For additional information concerning these coal contracts and the Company's fuel supply, see "Results of Operations" below and Notes 1 and 19 of Notes to Financial Statements.

  The construction program will be reviewed and modified as necessary to adapt to changing economic conditions, rate levels and other relevant factors including changing business and legal needs and requirements. The Company cannot anticipate all such possible needs and requirements. While regulatory needs in particular are more likely, on balance, to require increases in construction expenditures than decreases, the Company's financial condition may require compensating or greater reductions in other construction expenditures. See "Rates and Financial Condition" below and "Part II. Other Information, Item
1. Legal Proceedings" for additional information concerning the construction program.

  Capital Resources. The Company has forecast that internal sources will provide approximately one-half of the funds required for its construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning trusts, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements for preference stock and long-term debt are summarized in Notes 7 and 8 of Notes to Financial Statements). The forecast assumes the rate levels reflected in the Rate Matters Settlement (described below), and reflects the payments required to be made to customers under the Rate Matters Settlement and the Fuel Matters Settlement (described below).

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of the Company at the time of such financing. The Company's new money financing requirements have increased in recent years due to higher expenditures and lower operating cash flows resulting from reduced revenues due to customer refunds and rate level adjustments ordered in various proceedings related to the level of the Company's rates and the effect of the Rate Matters Settlement and the Fuel Matters Settlement. See "Rates and Financial Condition" below regarding the Company's actions to reduce operation and maintenance expenses and its construction program expenditures in response to adverse regulatory and judicial decisions. A portion of the Company's financing is expected to be provided through the continued sale and leaseback of nuclear fuel. The Company has $975 million of unused bank lines of credit at March 31, 1994 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the Company's credit ratings or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of the Company's mortgage. See Note 9 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months and twelve months ended March 31, 1994.

  During the first three months of 1994, the Company issued an aggregate of 38,000 shares of common stock for approximately $1,035,000 under its employe stock plans; sold and leased back an aggregate of approximately $116,964,000 of nuclear fuel; and issued $66,000,000 aggregate principal amount of first mortgage bonds in connection with the refinancing of certain outstanding pollution control bonds. On April 12, 1994, the Company issued $150,000,000 of 7% Notes due February 15, 1997, the proceeds of which were used to discharge outstanding debt securities.

  As of May 11, 1994, the Company has an effective "shelf" registration statement with the Securities and Exchange Commission for the future sale of up to an additional $880 million of debt securities and cumulative preference stock for general corporate purposes of the Company, including the discharge or refund of other outstanding securities.

  Rates and Financial Condition. The Company's financial condition is dependent upon its ability to generate revenues to cover its costs. To maintain a satisfactory financial condition, the Company must recover the costs of and a return on completed construction projects, including its three most recently completed generating units, and maintain adequate debt and preferred and preference stock coverages and common stock equity earnings. The Company has no significant revenues other than from the sale of electricity. Under the economic and political conditions prevailing in Illinois, the Company's management recognizes that competitive and regulatory circumstances may limit the Company's ability to raise its rates. Therefore, the Company's financial condition will depend in large measure on the Company's levels of sales, expenses and capital expenditures. See "Business and Competition" below.

  In response to the adverse regulatory and judicial decisions in the proceedings relating to the level of the Company's rates, the Company implemented a cost reduction plan in 1992 involving various management workforce reductions through early retirement and voluntary and involuntary separations. Such reductions, when combined with other actions, are estimated by the Company to have saved approximately $130 million in operation and maintenance expenses during 1993. The management workforce reduction resulted in a charge to income of approximately $23 million (net of income tax effects) in 1992. In addition, the Company reached agreement in August 1993 with its unions regarding certain cost reduction actions. The agreement provided for a wage freeze until April 1, 1994, changes to reduce health care plan cost, increased use of part-time employment and changes in holiday provisions. The agreement also included a continuation of negotiations relative to other issues. Further, the Company has reduced planned construction program expenditures by approximately $200 million compared with the common years (1994-95) of the previously approved construction program. See "Rate Proceedings" below and Note 12 of Notes to Financial Statements.

  The Company and union representatives reached agreement in February 1994 and announced an offer of a voluntary early retirement program. This program is available to management, non-union and union employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. The period for eligible employees to elect to participate in the program expired on April 20, 1994. The charge to income related to the program in the first quarter of 1994 of approximately $9 million (net of income tax effects) related to employees who accepted the program during the first quarter. The Company estimates that, in total, approximately $21 million (net of income tax effects) will be charged to income as a result of the program. See Note 12 of Notes to Financial Statements.

  In addition, the quarterly common stock dividends, payable on and since November 1, 1992 were reduced by 47% from the seventy-five cents per share amount paid quarterly since 1982 to forty cents per share. Dividends have been declared on the outstanding shares of the Company's preferred and preference stocks at their regular quarterly rates. The Company's Board of Directors will continue to review quarterly the payment of dividends.

  The current ratings of the Company's securities by three principal securities rating agencies are as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds...........................................  Baa2     BBB    BBB
      Publicly-held debentures and unsecured pollution
       control obligations.............................  Baa3     BBB-   BBB-
      Convertible preferred stock......................  baa3     BBB-   BB+
      Preference stock.................................  baa3     BBB-   BB+
      Commercial paper.................................  P-2      A-2    Duff 2

  The foregoing ratings reflect downgradings during 1992 and in January 1993 as a result of developments in the proceedings leading to, and the issuance of, the ICC rate order issued on January 6, 1993 (as subsequently modified, the Remand Order). In December 1993, Standard & Poor's affirmed its ratings of the Company's debt, although on October 27, 1993, it changed its "outlook" on the Company's ratings from stable to negative as part of its larger assessment of the electric utility industry. In December 1993, Moody's and Duff & Phelps affirmed their ratings of the Company's securities, and Moody's rating outlook on the Company remained stable. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, for additional information regarding the Company's securities ratings.

  Business and Competition. The electric utility business has historically been characterized by retail service monopolies in state or locally franchised service territories. Investor-owned electric utilities have tended to be vertically integrated with all aspects of their business subject to pervasive regulation. Although customers have normally been free to supply their electric power needs through self-generation, they have not had a choice of electric suppliers and self-generation has not generally been economical.

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

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the Federal Energy Regulatory Commission to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. Although the Company cannot now predict the full impact of this Act, it will likely create and increase competition affecting the Company.

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

  On July 13, 1993, legislation became effective in Illinois which permits the Company to create certain unregulated subsidiaries, and to form a holding company, without being required to obtain the approval of the ICC. The legislation gives the Company and its affiliates flexibility to compete with unregulated competitors to provide energy services. The Company has created an unregulated subsidiary to engage in energy service activities and is in the process of obtaining necessary federal regulatory approvals to create a holding company structure for its operations. At the Company's annual meeting of shareholders on May 10, 1994, shareholders approved the creation of the holding company structure.

  Regulation. The companies are subject to state and federal regulation in the conduct of their respective businesses, including the operations of Cotter Corporation. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect the companies' operational and capital expenditures.

  During the past several years, the Nuclear Regulatory Commission (NRC) has placed two of the Company's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Generally, such status can be expected to result, and has resulted, in increased expenditures to address deficiencies in station management and/or operations. The Company has restructured its management of its nuclear stations and committed additional resources to their operations. In February 1993, the Company was notified by the NRC that the Company's Zion station, which was placed on the NRC's list of plants to be monitored closely in early 1991, was removed from that list. In January 1994, the Company was notified by the NRC that the Company's Dresden station, which was placed on the NRC's list of plants to be monitored closely in early 1992, would remain on that list. Also in January 1994, the NRC noted adverse performance trends at Quad-Cities station as well as at LaSalle County station. The Company had already identified and was working to correct most of the problems cited. As a consequence, the Company anticipates continued increased expenditures in connection with those stations. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

  The Company estimates that it will expend approximately $15 billion for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate approximately $4.24 billion in current-year (1994) dollars, are expected to be funded by the external decommissioning trust funds which the Company established in compliance with Illinois law and into which the Company has been making annual contributions. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

  The Clean Air Act Amendments of 1990 (Amendments) will require reductions in sulfur dioxide emissions from the Company's Kincaid station. The Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide will be issued by the United States Environmental Protection Agency (Federal Agency) based largely on historical levels of sulfur dioxide emissions. These allowances will be transferable and marketable. The Company's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on the Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from its existing generating plants. In addition, the Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. The Company's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. Under the Plan approved by the ICC, the Company would have been allowed to burn low sulfur Illinois coal at Kincaid station without the installation of pollution control equipment for the years 1995 through 1999, and to purchase any necessary emission allowances that are expected to be available under the Amendments during this period. Also, under the Plan, the Company expected to install pollution control equipment for Kincaid station by the year 2000. When the final outcome of the federal litigation is known, the Company will determine whether any changes are required.

  The Amendments also will require reductions in nitrogen oxide emissions from the Company's fossil fuel generating units. The Illinois Environmental Protection Agency has proposed rules with respect to such emissions which would require modifications to certain of the Company's boilers. The Company's construction program for the three-year period 1994-1996 includes $25 million for such modifications.

  Capital Structure. The Company's ratio of long-term debt to total capitalization has decreased to 54.8% at March 31, 1994 from 55.0% at December 31, 1993. This decrease is related primarily to the increase in the amount of current maturities of long-term debt reclassified to current liabilities.

RATE PROCEEDINGS

  The Company's revenues, net income, cash flows and plant carrying costs have been affected directly by various rate-related proceedings. During the periods presented in the financial statements, the

Company was involved in proceedings concerning its October 1985 ICC rate order (which related principally to the recovery of costs associated with its Byron Unit 1 nuclear generating unit), proceedings concerning its March 1991 ICC rate order (which related principally to the recovery of costs associated with its Byron Unit 2 and Braidwood Units 1 and 2 nuclear generating units (Units)), proceedings concerning the reduction in the difference between the Company's summer and non-summer residential rates that was effected in the summer of 1988, and ICC fuel reconciliation proceedings principally concerning the recoverability of the costs of the Company's western coal. In addition, there were outstanding issues related to the appropriate interest rate and rate design to be applied to a refund that was made in 1990 following the reversal of a December 1988 ICC rate order and a rider to the Company's rates that the Company was required to file as a result of the change in the federal corporate income tax rate made by the Tax Reform Act of 1986. The uncertainties associated with such proceedings and issues, among other things, led to the Rate Matters Settlement and the Fuel Matters Settlement (which are discussed below).

  The effects of the aforementioned rate proceedings during the periods presented are discussed below under "Results of Operations."

 Settlements Relating to Certain Rate Matters

  In November 1993, two settlements related to various proceedings and matters concerning the Company's rates and its fuel adjustment clause became final. One settlement (Rate Matters Settlement), which became final on November 4, 1993, concerned the proceedings relating to the Company's 1985 and 1991 ICC rate orders, the proceedings relating to the reduction in the difference between the Company's summer and non-summer residential rates, the outstanding interest rate and rate design issues, and a rider related to the change in the federal corporate income tax rate made by the Tax Reform Act of 1986. The other settlement (Fuel Matters Settlement), which became final on November 15, 1993, related to the ICC fuel reconciliation proceedings involving the Company for the period from 1985 through 1988 and to future challenges by the settling parties to the prudency of the Company's western coal costs for the period from 1989 through 1992.

  Under the Rate Matters Settlement, effective as of November 4, 1993, the Company reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period scheduled to be twelve months (to be followed by a reconciliation period of no more than five months). The Company had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the March 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million. The recording of the effects of the Rate Matters Settlement in October 1993 reduced the Company's 1993 net income and retained earnings by approximately $292 million or $1.37 per common share, in addition to the effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million (or $1.26 per common share) in deferred carrying charges, net of income taxes, authorized in the ICC rate order issued on January 6, 1993 (as subsequently modified, the Remand Order). The deferred recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded. Consistent with such treatment of the deferred recognition of revenues in 1993, the financial statements presented herein for the three months and twelve months ended March 31, 1993 and the twelve months ended March 31, 1994 reflect the reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds. This reclassification had no effect on net electric operating revenues. In January 1994, a purported class action was filed in the Circuit Court of Cook County, Illinois (Circuit Court) challenging the making of refunds to current rather than to historical residential customers in the Rate Matters Settlement. The Company does not believe that the complaint has any merit.

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

  The settlements will reduce the Company's cash flows from operations during 1994 and future periods by amounts corresponding to the rate reductions and refunds. See Note 9 of Notes to Financial Statements for information regarding unused lines of credit available to the Company.

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

RESULTS OF OPERATIONS

Three Months and Twelve Months Ended March 31, 1994
Compared to Three Months and Twelve Months Ended March 31, 1993

  Earnings Per Common Share. The Company's earnings per common share for the three months ended March 31, 1994 were $0.17 compared to $0.28 for the three months ended March 31, 1993 and $0.10 for the twelve months ended March 31, 1994 compared to $2.13 for the twelve months ended March 31, 1993. The decrease in the recent three-month period principally reflects higher operation and maintenance expenses, which include a non-recurring after-tax charge of $9 million (or $0.04 per common share) for additional pension costs related to an early retirement program. The decrease in the recent three-month period was partially offset by higher revenues as a result of increased kilowatthour sales. Earnings per share in the recent twelve-month period were significantly affected by the recording of the effects of the Rate Matters Settlement and Fuel Matters Settlement in October 1993, which reduced net income by approximately $354 million or $1.66 per common share, in addition to the effect of the deferred recognition of revenues which the Company had recorded during 1993 (approximately $160 million or $0.75 per common share), and after the partially offsetting effect of recording approximately $269 million or $1.26 per common share in deferred carrying charges, net of income taxes, as authorized in the Remand Order. This negative effect was partially offset by higher revenues resulting from an increase in kilowatthour sales in the recent twelve-month period. The prior three-month and twelve-month periods also reflect the favorable cumulative effect ($9.7 million or $0.05 per common share) of the Company's adoption of Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, in January 1993.

  See "Rate Proceedings" above for information relating to various rate proceedings which have affected the Company's earnings per common share and "Rate Proceedings," subcaption "Settlements Relating to Certain Rate Matters" above for information regarding a reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds for the three months and twelve months ended March 31, 1993 and the twelve months ended March 31, 1994.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months and twelve months ended March 31, 1994 increased 3.8% and 4.4% compared to the three months and twelve months ended March 31, 1993, respectively. The increase in the three-month period reflects higher kilowatthour sales to all classes of customers due primarily to colder than normal winter weather as compared to the same period ended March 31, 1993. The increase in the twelve-month period reflects higher kilowatthour sales to all classes of customers due primarily to more normal summer weather and colder than normal winter weather as compared to the same period ended March 31, 1993. Kilowatthour sales including sales for resale increased 3.8% and 14.6% during the three-month and twelve-month periods ended March 31, 1994 compared to the same periods ended March 31, 1993, respectively.

  Electric Operating Revenues. Operating revenues increased in the three months ended March 31, 1994 compared to the three months ended March 31, 1993. The increase in the recent three-month period principally reflects the increased level of kilowatthour sales described above. The prior three-month period reflected higher rate levels recognized prior to January 15, 1993, the effective date on which the Company began deferring recognition of revenues for amounts over the $144 million rate increase level provided in the Remand Order. Operating revenues decreased in the twelve months ended March 31, 1994 as compared to the prior twelve-month period, principally reflecting the recording of the effects of the Rate Matters Settlement and the Fuel Matters Settlement, which reduced operating revenues by approximately $1,288 million in the period. This reduction was partially offset by the effects of the previously described higher kilowatthour sales. The decrease in operating revenues for the recent period was also partially offset by the increase in fuel costs recovered under the fuel adjustment provision.

  Operating revenues for 1994 will be affected by the Rate Matters Settlement (discussed above), which lowered the level of the Company's rates.

  Fuel Costs. Changes in fuel expense for the three months and twelve months ended March 31, 1994 as compared to the same periods ended March 31, 1993 primarily result from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1993       1994       1993       1994
                                    ---------  ---------  ---------  ---------
   Cost of fuel consumed (per mil-
    lion Btu):
    Nuclear.......................      $0.52      $0.54      $0.52      $0.52
    Coal..........................      $3.14      $2.28      $3.15      $2.68
    Oil...........................      $3.05      $2.78      $3.04      $2.92
    Natural gas...................      $3.06      $2.77      $2.55      $2.70
    Average all fuels.............      $1.22      $1.10      $1.02      $1.12
   Net generation of electric
    energy (millions of
    kilowatthours)................     21,781     22,213     81,959     94,697
   Fuel sources of kilowatthour
    generation:
    Nuclear.......................         74%        70%        82%        74%
    Coal..........................         24         26         16         24
    Oil...........................          1          2          1          1
    Natural gas...................          1          2          1          1
                                    ---------  ---------  ---------  ---------
                                          100%       100%       100%       100%
                                    =========  =========  =========  =========

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the Department of Energy (DOE) are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of three nuclear enrichment facilities previously operated by the DOE. The Company's portion of such assessments is estimated to be approximately $15 million per year (to be adjusted annually for inflation). The Act provides that such assessments are to be treated as a cost of fuel. See
Note 1 of Notes to Financial Statements for information related to the accounting for such costs.

  Fuel Supply. Compared to other utilities, the Company has relatively low average fuel costs. This results from the Company's reliance predominantly on lower cost nuclear generation. The Company's coal costs, however, are high compared to those of other utilities. The Company's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and the Company has significant purchase commitments under its contracts. In addition, as of March 31, 1994, the Company had unrecovered fuel costs in the form of coal reserves of approximately $517 million. In prior years, the Company's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, the Company agreed to purchase the coal in place in the form of coal reserves. For additional information concerning the Company's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1, 2 and 19 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of the Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                MARCH 31
                                 ---------------------   ---------------------
                                   1993        1994        1993        1994
                                 ---------   ---------   ---------   ---------
   Kilowatthours (millions).....       271         657       1,982       1,030
   Cost per kilowatthour........      1.89c       2.61c       1.81c       2.36c

  Deferred Under or Overrecovered Energy Costs--Net. Electric operating expenses for the three months and twelve months ended March 31, 1994 and 1993 reflect the net change in under or overrecovered allowable energy costs under the Company's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements.

  Operation and Maintenance Expenses. Total operation and maintenance expenses increased 9% for the three months ended March 31, 1994 and decreased 1% for the twelve months ended March 31, 1994, respectively, compared to the same periods ended March 31, 1993. The increase in the current three-month period primarily reflects higher operation and maintenance expenses associated with fossil generating stations, distribution facilities, employee pension costs and certain administrative and general costs. The decrease in the twelve months ended March 31, 1994 reflects lower operation and maintenance expenses associated with fossil and nuclear generating stations, partially offset by higher expenses associated with distribution facilities, the 1993 special pay incentive program and costs of pension and other employee benefits, including postretirement health care benefits. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months and twelve months ended March 31, 1994.

  Operation and maintenance expenses associated with the nuclear generating stations decreased $4 million and $65 million in the three months and twelve months ended March 31, 1994, respectively, compared to the same periods ended March 31, 1993. The decrease in both periods is due primarily to the effects of the Company's cost reduction efforts. However, for the year 1994 the Company has budgeted an increase in nuclear operation and maintenance expenses of approximately 4.5% over 1993 actual and currently expects to complete the year near to budget. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Regulation" under "Liquidity and Capital Resources" above. Operation and maintenance expenses associated with the fossil generating stations increased $10 million and decreased $7 million in the three months and twelve months ended March 31, 1994, respectively, compared to the same periods ended March 31, 1993. The increase in the three-month period reflects, in part, increased scheduled overhauls.

  The twelve-month period ended March 31, 1994 reflects a $36 million special incentive plan cost for employees related to a sharing of operation and maintenance savings below 1993 budgeted levels.

  Operation and maintenance expenses associated with the Company's distribution system increased $7 million and $14 million in the three months and twelve months ended March 31, 1994, respectively, compared to the same periods ended March 31, 1993. The increases in both periods reflect costs related to unusual service restoration and repair costs associated with severe weather during January 1994 and a system safety and reliability improvement program. Expenses associated with the Company's distribution system may increase in future years due, in part, to the effect of increased customer expectations regarding service reliability.

  The costs of pension and other employee benefits, including postretirement health care benefits, increased $15 million and $2 million in the three months and twelve months ended March 31, 1994, respectively, compared to the same periods ended March 31, 1993. The increases in the current three-month and twelve-month periods reflect $16 million of non-recurring costs related to employees who elected in the first quarter to take early retirement under a 1994 early retirement program. It is estimated that, in total, the program will result in the recognition of approximately $35 million of pension cost, of which approximately $30 million was recorded through April 1994. The current twelve-month period also includes an increase of approximately $12 million in postretirement health care benefits related to the Company's adoption on January 1, 1993 of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The comparison with the prior twelve-month period is also affected by $26 million of additional pension costs recorded in the third quarter of 1992 related to the Company's 1992 workforce reduction program. See Notes 12 and 13 of Notes to Financial Statements for additional information.

  Certain administrative and general costs increased $17 million for the three months ended March 31, 1994 compared to the same period ended March 31, 1993, of which $7 million was due to an increase in the provision for injuries and damages and $10 million related to increases in a number of other items, none of which was significant.

  For further information regarding a cost reduction plan and its effect on operation and maintenance expenses, see "Liquidity and Capital Resources," subcaption "Rates and Financial Condition" above.

  Depreciation. Depreciation expense for the three months and twelve months ended March 31, 1994 increased over the same periods a year ago as a result of additions to plant in service. See Note 1 of Notes to Financial Statements for information concerning depreciation rates and decommissioning costs.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months and twelve months ended March 31, 1994 as compared to the same periods ended March 31, 1993 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on long-term debt reflect new issues of debt and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                  THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                       MARCH 31              MARCH 31
                                 --------------------- ---------------------
                                    1993       1994       1993       1994
                                 ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing--
       Average amount (mil-
        lions).................    $8,076     $8,032     $7,862     $8,107
       Average interest rate...      8.25%      7.83%      8.41%      7.92%
      Notes payable outstand-
       ing--
       Average amount (mil-
        lions).................    $    6     $    6     $   19     $    6
       Average interest rate...      5.83%      5.87%      4.49%      5.84%

  Deferred Carrying Charges. In the Remand Order, the ICC provided that, for ratemaking purposes, deferred carrying charges on the reasonable and "used and useful" plant costs of the Units for the period April 1, 1989 until approximately March 20, 1991, the date the Units were reflected in rates, could be deferred and amortized. Approximately $438 million of such costs were capitalized as a regulatory asset in October 1993 and resulted in an increase to net income for the twelve months ended March 31, 1994 of approximately $265 million or $1.24 per common share. Amortization of deferred carrying charges for the three months and twelve months ended March 31, 1994 amounted to approximately $3 million and $5 million, respectively.

  Taxes. In the third quarter of 1993, the President of the United States signed into law a deficit-reduction plan that included, among other things, an increase in the federal statutory corporate income tax rate from 34% to 35%, effective January 1, 1993. The estimated effect of the higher rate would be to increase the Company's costs by approximately $12 million per year. The Company began recording the effects of the increased taxes in the third quarter of 1993. In addition to the effects on income discussed above, the Company recorded in the third quarter of 1993 a net increase in the deferred income tax liability which was primarily offset by regulatory assets net of regulatory liabilities, reflecting the increase in taxes recoverable in rates to settle net income tax liabilities recorded in prior years.

  Further, the Company recorded in the third quarter of 1993 the effects of the elimination of a scheduled reduction in a component of the statutory Illinois income tax rate which was to have declined to 4.4% from 4.8%, effective July 1, 1993.

  In 1993, the Company recorded a loss for income tax purposes. Income tax overpayments resulting from such loss and other income tax refunds, approximating $187 million and $47 million at December 31, 1993 and March 31, 1994, respectively, are included in the Consolidated Balance Sheets in receivables.

  See Note 14 of Notes to Financial Statements for information concerning the accounting standard adopted by the Company in January 1993 which requires the Company to use an asset and liability approach for financial accounting and reporting for income taxes rather than the deferred method.

  Decommissioning. The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the electric utility industry has requested the Financial Accounting Standards Board to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase; (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation; and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The Company does not believe that such changes, if required, would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through rates.

  Investments in Uranium-Related Properties. At March 31, 1994, the Company and its subsidiaries had investments of approximately $135 million in uranium-related properties, equipment and activities. Production of uranium from all of the uranium properties has been deferred due to depressed market prices for uranium. The Company currently expects ultimately to recover through rates charged to customers the carrying value of the uranium properties in all material respects in relation to the Company's financial position and its results of operations, but doing so depends on substantially improved market conditions. However, the Company is conducting an overall review of various operating, regulatory and investment alternatives as part of the continuing evaluation of its uranium properties and, as a result, will be reassessing its ultimate ability to recover their carrying value. If it is determined that any portion of the carrying value is not recoverable, such amount will have to be charged to income.

  Other Items. The amounts of allowance for funds used during construction (AFUDC) reflect changes in the average levels of investment subject to AFUDC and changes in the average annual rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of the Company.

  The ratios of earnings to fixed charges for the twelve months ended December 31, 1993 and March 31, 1994 were 1.19 and 1.17, respectively. The ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1993 and March 31, 1994 were 1.03 and 1.01, respectively.

  Business corporations in general have been adversely affected by inflation because amounts retained after the payment of all costs have been inadequate to replace, at increased costs, the productive assets consumed. Electric utilities in particular have been especially affected as a result of their capital intensive nature and regulation which limits capital recovery and prescribes installation or modification of facilities to comply with increasingly stringent safety and environmental requirements. Because the regulatory process limits the amount of depreciation expense included in the Company's revenue allowance to the original cost of utility plant investment, the resulting cash flows are inadequate to provide for replacement of that investment in future years or preserve the purchasing power of common equity capital previously invested.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  ELECTRIC RATES. The following table summarizes rate increases granted in the Company's major rate proceedings before the ICC since January 1, 1985. Revenues actually realized as a result of the rate increases may vary depending on levels of kilowatthour sales to each class of customers. See Notes 2 and 3 of Notes to Financial Statements.

                                          AUTHORIZED
                   ---------------------------------------------------------
                                                                  END OF
                                                               TWELVE-MONTH
  ANNUAL AMOUNT                                     PERCENT     TEST PERIOD
  REQUESTED (IN                        ANNUAL      INCREASE      CITED IN
  MILLIONS) AND                      AMOUNT (IN  OVER PREVIOUS  FINAL RATE
 DATE OF FILING     EFFECTIVE DATE  MILLIONS)(A)  REVENUES(A)      ORDER
- - -----------------  ---------------- ------------ ------------- ------------
$583
November 29, 1984  October 29, 1985   $495(b)        11.0      December 1984
$1,415
August 21, 1987    January 1, 1989    $235(c)         4.5(c)   December 1987
$1,231
April 12, 1990     March 20, 1991     $750(d)        14.0(d)   December 1991

- - --------
(a) The amounts granted and the related percent increases are based on the test periods cited in the rate orders and exclude add-on revenue taxes.
(b) Includes approximately $81 million of revenue included in rates effective January 1, 1987 pursuant to a phase-in plan. The phase-in plan reflects the recovery of the $81 million postponed portion of the increase and an additional recovery ($56 million) of a full return on the postponed portion over a two-year period.
(c) Represents the first step of a rate increase relating to the Units authorized by a December 1988 rate order which was reversed by the Illinois Supreme Court on December 21, 1989 and excludes a $56 million decrease resulting from completion of the recovery period referred to in note (b). This rate increase was rolled back, effective July 1, 1990.
(d) Represents the aggregate amount of the rate increase, which was to be phased-in over a three-year period. As a result of subsequent proceedings and the Rate Matters Settlement, only an increase of approximately $144 million in annual electric operating revenues remains effective. See "Rate Proceedings," subcaption "Settlements Relating to Certain Rate Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Financial Statements.

  CERTAIN REGULATORY MATTERS. Through its fuel adjustment clause, the Company recovers from its customers the cost of the fuel used to generate electricity and of purchased power as compared to fuel costs included in base rates. The amounts collected under the fuel adjustment clause are subject to review by the ICC, which, under the Illinois Public Utilities Act, is required to hold annual public hearings to reconcile the collected amounts with the actual cost of fuel and power prudently purchased. In the event that the collected amounts exceed such actual cost, then the ICC can order that the excess be refunded. For additional information concerning the Company's fuel reconciliation proceedings and coal reserves, see Notes 1, 2 and 19 of Notes to Financial Statements.

  Currently, the ICC is conducting a focused management audit of the Company's fuel procurement process, which began in December 1993 and is scheduled to be completed in midyear 1994.

  LITIGATION. During 1989 and 1991, actions were brought in federal and state courts in Colorado against the Company and its subsidiary, Cotter Corporation (Cotter), alleging that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. The plaintiffs seek from Cotter and the Company unspecified compensatory, exemplary and medical monitoring fund damages, unspecified response costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and temporary and permanent injunctive relief. In February 1994, a federal jury returned a verdict in favor of eight bellwether plaintiffs in the total amount of $76,400 in property damages, rejecting any award for exemplary or medical monitoring damages. Plaintiffs have appealed. The remaining cases are not yet scheduled for trial. Although the cases will necessarily involve the resolution of numerous contested issues of fact and law, the Company's determination is that these actions will not have a material adverse impact on the Company's financial statements.

  In October 1990, the Company filed a complaint in the Circuit Court against Westinghouse Electric Corporation (Westinghouse) and certain of its employees. The complaint alleges that the defendants knowingly concealed information regarding the durability of the metal used in the steam generators (a major component of the nuclear steam supply systems) at the Zion, Byron and Braidwood stations. The complaint further alleges that the defects in the steam generators will prevent the plants from maintaining their full power output through their forty-year design life without costly remanufacture or replacement of the steam generators. Damages, including punitive damages, in an unspecified amount are claimed. Westinghouse has filed a counterclaim against the Company which seeks recovery of Westinghouse's costs of defense and damages of approximately $13 million.

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

  A number of complaints have been filed by former employees with the Equal Employment Opportunity Commission, and several lawsuits have been filed by former employees in the United States District Court, alleging that the employees' terminations (which occurred as part of the Company's management workforce reductions that were implemented in the second half of 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. One case alleges that the Company's calculation of vacation pay owed to terminated employees violated Illinois law. The complainants in these various cases are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees.

  NUCLEAR MATTERS. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. The Company, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from the Company's nuclear generating stations beginning not later than January 1998. The contract with the DOE requires the

Company to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. The Company has elected to pay the one-time fee, with interest, just prior to the first scheduled delivery of spent nuclear fuel to the DOE, which is scheduled to occur not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. The Company has primary responsibility for the interim storage of its spent nuclear fuel. The Company anticipates the possibility of serious difficulties in disposing of high-level radioactive waste.

  The Company currently disposes of its low-level radioactive waste at a site in the state of South Carolina. There are no other commercial operating sites in the United States for the disposal of low-level radioactive waste available to the Company. The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for such waste, subject to approval by the United States Congress (Congress) of each such compact. Under the 1985 amendments to that Act, a compact could restrict the use of a region's disposal facilities after January 1, 1993 to waste generated within the region. South Carolina belongs to a regional compact. South Carolina has granted the Company access to its waste disposal site for an 18-month period which began January 1, 1993. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress. The Illinois Department of Nuclear Safety had estimated that a low-level radioactive waste disposal facility would be operational in Illinois by March 31, 1994 at the earliest. However, based on actions in 1992 of an independent panel which rejected the only site in Illinois then being considered for a low-level waste disposal facility, a site is currently not expected to be operational until after the year 2000. The Company has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. The Company anticipates the possibility of serious difficulties in disposing of low-level radioactive waste. The continuing viability of commercial nuclear power is subject to resolution of the issues of spent nuclear fuel storage and disposal of radioactive waste.

  In February 1993, the Company was notified by the NRC that the Company's Zion station, which was placed on the NRC's list of plants to be monitored closely in early 1991, was removed from that list. In January 1994, the Company was notified by the NRC that the Company's Dresden station, which was placed on the NRC's list of plants to be monitored closely in early 1992, would remain on that list. Also in January 1994, the NRC noted adverse performance trends at Quad-Cities station as well as at LaSalle County station. The Company had already identified and was working to correct most of the problems cited. As a consequence, the Company anticipates continued increased expenditures in connection with those stations. See "Liquidity and Capital Resources," subcaption "Regulation" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  In accordance with a commitment to the NRC, the Company examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. The Company replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3 and is taking alternative remedial actions which are intended to minimize the need to replace such piping at Dresden Unit 2, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and 2. If the Company is required to replace all of such piping, the estimated construction expenditures, in current-year dollars, would be approximately $520 million.

  The Company has studied the possibility of having to replace the steam generators at its Zion nuclear generating plant. The initial studies were completed in early June 1991 and additional follow-up studies are continuing. Based on the findings of these studies, the Company plans to replace the Zion Unit 1 steam generators, for service in the year 2000, at an estimated cost of approximately $225 million. The

Company is also studying the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1 and expects such replacement may be needed. Initial and on-going studies indicate possible replacements as early as the year 2000 for Byron Unit 1 and 2002 for Braidwood Unit 1; however, alternative remedial actions are also being explored. If required, the replacement cost of the steam generators at Byron Unit 1 and Braidwood Unit 1 would be comparable to Zion Unit 1. Approximately $3 million of preliminary engineering expenditures are included in the 1994-96 construction program. See "Litigation" herein concerning litigation by the Company against Westinghouse concerning steam generators.

  During the year 1993, civil penalties were imposed on the Company by the NRC on seven occasions for violations of NRC regulations in amounts aggregating $562,500. Since January 1, 1994, the NRC has imposed on the Company one civil penalty in the amount of $75,000 for violations of NRC regulations. In addition, there are several potentially enforceable issues currently outstanding and under review by the NRC.

  ENVIRONMENTAL MATTERS. Air quality regulations, promulgated by the Illinois Pollution Control Board (IPCB) as well as the Indiana and Hammond Departments of Environmental Management in accordance with federal standards, impose restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state and local environmental protection agencies for the operation of emission sources. Permits authorizing operation of the Company's fossil-fueled generating facilities subject to this requirement have been obtained and, where such permits are due to expire, the Company has, in a timely manner, filed applications for renewal or requested extensions of the existing permits.

  Under the Federal Clean Water Act, National Pollutant Discharge Elimination System (NPDES) permits for discharges into waterways are required to be obtained from the Federal Agency or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. The companies either have NPDES permits for all of their generating stations or have filed applications for renewals of such permits under the current delegation of the program to the Illinois Environmental Protection Agency (Illinois Agency) or the Indiana Department of Environmental Management. The Company is also subject to the jurisdiction of certain pollution control agencies of the state of Iowa with respect to the discharge into the Mississippi River from the Quad-Cities station. Reissued NPDES permits for several generating facilities establish schedules by which the facilities must meet tighter discharge limits when using certain biocides in condenser cooling water systems. The Company has embarked on a program to obtain compliance with the new permit requirements by the April 1995 compliance date.

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

  CERCLA provides for immediate response and removal actions coordinated by the Federal Agency to releases of hazardous substances into the environment and authorizes the federal government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the clean-up costs of waste at sites, most of which are listed by the Federal Agency on the National Priorities List (NPL). These responsible parties can be ordered to perform a clean-up, can be sued for costs associated with a Federal Agency directed clean-up, or may voluntarily settle with the federal government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. The Company and its subsidiaries are or are likely to become parties to proceedings initiated by the Federal Agency, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including manufactured gas plant (MGP) sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. MGPs manufactured gas in Illinois from approximately 1850 to 1950. The Company generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. The Company also acquired former MGP sites as vacant real estate on which Company facilities have been constructed. While there is a possibility that in the aggregate the cost of MGP site investigation and remediation will be substantial over time, the Company is not able to determine the most probable liability for MGPs. In accordance with accounting standards, the Company recorded a provision of $25 million in 1991 which reflects the low end of the range of its estimate of the liability associated with former MGPs. In 1993, the Company recorded a provision of $5 million which reflects the low end of the range of its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. The Company presently estimates that its costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not in the aggregate be material to the financial position or results of operations of the Company. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  On October 16, 1992, the Federal Agency notified the Company and four other companies, including the site operator, that they were PRPs under CERCLA for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. On April 19, 1993, the Federal Agency issued an order under Section 106 of CERCLA to the Company and the other parties to investigate and remove the contamination from the site. The Company sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation is currently estimated to be approximately $8 to $10 million. The site operator claims to be unable to fund more than a small share of the removal costs. Consequently, the other parties are attempting to agree to an interim allocation of the removal costs. The other PRPs are seeking to impose at least 50% of those costs on the Company. In February 1994, the Company recorded a provision of $3 million which reflects the low end of the range of its estimate of this additional liability, and also recorded a receivable of $3 million as this additional $3 million is probable of recovery from insurance companies and/or other PRPs. In addition, the Company and the other PRPs have filed a cost recovery action against the site operator and the site owner to require that they provide their share of the remediation costs.

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

  An unresolved issue is whether exposure to electric and magnetic fields
(EMFs) may result in adverse health effects or damage to the environment. EMFs are produced by virtually all devices carrying or utilizing electricity, including transmission and distribution lines as well as home appliances. If regulations are adopted related to EMFs, they could affect the construction and operation of electrical equipment, including transmission and distribution lines and the cost of such equipment. The Company cannot predict the effect on the cost of such equipment or operations if new regulations related to EMFs are adopted. In the absence of such regulations, EMFs have nonetheless become an issue in siting facilities and in other land use contexts. Litigation has been filed in a variety of locations against a variety of defendants (including the Company) alleging that the presence or use of electrical equipment has had an adverse effect on the health of persons. If plaintiffs are successful in litigation of this type and it becomes widespread, the impact on the Company and on the electric utility industry is not predictable, but could be severe.

  From time to time, the companies are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of the companies' facilities. The Company does not believe, so far as it now foresees, that such violations or defaults will have a material adverse effect on its future business and operating results, except for events otherwise described in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 or in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, which could have such an effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------- ------------------------------------------------------------------
      (4)-1  Supplemental Indenture to Indenture dated September 1, 1987 dated
             April 1, 1994.
     (12)    Statement computing ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
     (23)    Consent of independent public accountants.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated January 28, 1994 was filed containing the Company's financial statements as of, and for the year ended, December 31, 1993.

    A Current Report on Form 8-K/A-1 dated January 28, 1994 was filed to amend the Current Report on Form 8-K by refiling the Company's financial statements as of, and for the year ended, December 31, 1993 in their entirety.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May, 1994.

                                          Commonwealth Edison Company
                                                  Registrant

                                                      Roger F. Kovack
                                          By __________________________________
                                                      Roger F. Kovack
                                                        Comptroller
                                               (Chief accounting officer and
                                            officer duly authorized to sign on
                                                 behalf of the registrant)

                          COMMONWEALTH EDISON COMPANY
                          ---------------------------

                                 EXHIBIT INDEX
                                 -------------


Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended March 31, 1994:

     Exhibit
     Number                   Description of Exhibit
     -------        ------------------------------------------

       (4)-1        Supplemental Indenture to Indenture
                    dated September 1, 1987 dated
                    April 1, 1994.

      (12)          Statement computing ratios of earnings
                    to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.

      (23)          Consent of independent public accountants.