Form 10-Q
period 1994-06-30
COMMONWEALTH EDISON CO
filed 1994-08-12
CIK 22606

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         PART I. FINANCIAL INFORMATION

                                     INDEX

                                                                          PAGE
                                                                          -----
Financial Statements:
  Report of Independent Public Accountants...............................   2
  Statements of Consolidated Income for the three months, six months and
   twelve months ended June 30, 1993 and 1994............................   3
  Consolidated Balance Sheets--December 31, 1993 and June 30, 1994.......  4-5
  Statements of Consolidated Capitalization--December 31, 1993 and June
   30, 1994..............................................................   6
  Statements of Consolidated Retained Earnings for the three months, six
   months and twelve months ended June 30, 1993 and 1994.................   7
  Statements of Consolidated Premium on Common Stock and Other Paid-In
   Capital for the three months, six months and twelve months ended June
   30, 1993 and 1994.....................................................   7
  Statements of Consolidated Cash Flows for the three months, six months
   and twelve months ended June 30, 1993 and 1994........................   8
  Notes to Financial Statements..........................................  9-29
Management's Discussion and Analysis of Financial Condition and Results
 of Operations........................................................... 30-42

                               ----------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1993 and June 30, 1994, and the related statements of consolidated income, retained earnings, premium on common stock and other paid-in capital, and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1993 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1993 and June 30, 1994, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1993 and 1994, in conformity with generally accepted accounting principles.

  As discussed in Notes 13 and 14, effective January 1, 1993, the Company changed its method of accounting for postretirement health care benefits and income taxes, respectively.


                                            Arthur Andersen & Co.
Chicago, Illinois
August 9, 1994

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following statements of consolidated income for the three months, six months and twelve months ended June 30, 1993 and 1994 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  ----------------------
                             1993        1994        1993        1994        1993        1994
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Reve-
 nues (Notes 2 and 3):
 Operating revenues.....  $1,513,372  $1,436,915  $3,057,178  $2,967,890  $6,229,868  $6,457,917
 Provisions for revenue
  refunds...............     (82,825)     (4,749)   (143,246)    (10,974)   (143,921) (1,154,493)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,430,547  $1,432,166  $2,913,932  $2,956,916  $6,085,947  $5,303,424
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating Ex-
 penses and Taxes:
 Fuel (Notes 1, 2, 10
  and 19)...............  $  258,631  $  261,769  $  544,859  $  525,984  $  968,122  $1,152,060
 Purchased power........       2,779      27,684       7,898      44,833      24,546      49,239
 Deferred (under)/
  overrecovered
  energy costs--net
  (Note 1)..............       6,486     (32,712)     (2,952)    (20,959)       (284)    (19,764)
 Operation..............     350,040     394,216     705,744     793,025   1,506,137   1,544,968
 Maintenance............     141,065     170,367     300,867     335,644     590,656     616,492
 Depreciation (Note 1)..     215,409     221,937     430,128     443,869     848,412     876,508
 Recovery of regulatory
  assets................         731       3,818       1,531       7,817       3,195      11,522
 Taxes (except income)
  (Note 15).............     182,788     188,286     372,657     388,359     750,957     717,615
 Income taxes (Notes 1
  and 14)--
   Current--Federal.....      32,959      21,819      75,941      56,467     159,498     (39,403)
   --State..............       4,481       1,113      12,945       1,825      27,438     (18,743)
   Deferred--Federal--
    net.................         344      (8,305)     (7,671)    (15,052)     64,060      80,670
   --State--net.........       4,910       4,484       8,535      11,624      34,852      37,840
 Investment tax credits
  deferred--net (Notes
  1 and 14).............      (7,299)     (7,201)    (14,613)    (14,425)    (29,098)    (29,236)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,193,324  $1,247,275  $2,435,869  $2,559,011  $4,948,491  $4,979,768
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating In-
 come...................  $  237,223  $  184,891  $  478,063  $  397,905  $1,137,456  $  323,656
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt..................  $ (167,657) $ (155,841) $ (334,161) $ (312,993) $ (665,693) $ (630,013)
 Interest on notes pay-
  able..................         (81)       (102)       (162)       (189)       (425)       (361)
 Allowance for funds
  used during construc-
  tion (Note 1)--
   Borrowed funds.......       4,242       4,317       6,446      10,495      16,060      20,979
   Equity funds.........       4,890       5,070       7,616      12,426      18,669      25,428
 Income taxes applicable
  to nonoperating
  activities (Notes 1
  and 14)...............         557      23,303       6,165      20,570       7,409      44,318
 Income tax reduction
  for disallowed plant
  costs.................         --          --          --          --          --          792
 Deferred carrying
  charges (Note 2)......         --          --          --          --          --      438,183
 Interest and other
  costs for 1993
  Settlements (Note 2)..         --       (7,418)        --      (17,893)        --     (116,567)
 Miscellaneous--net.....      (4,080)    (62,076)    (21,399)    (66,612)    (30,006)   (102,571)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (162,129) $ (192,747) $ (335,495) $ (354,196) $ (653,986) $ (319,812)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss) Before
 Cumulative Effect of
 Change in Accounting
 for Income Taxes.......  $   75,094  $   (7,856) $  142,568  $   43,709  $  483,470  $    3,844
Cumulative Effect of
 Change in Accounting
 for Income Taxes.......         --          --        9,738         --        9,738         --
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss).......  $   75,094  $   (7,856) $  152,306  $   43,709  $  493,208  $    3,844
Provision for Dividends
 on Preferred and
 Preference Stocks......      17,043      15,483      33,680      31,028      68,362      63,401
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss) on
 Common Stock...........  $   58,051  $  (23,339) $  118,626  $   12,681  $  424,846  $  (59,557)
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     213,466     213,923     213,401     213,851     213,236     213,733
Earnings (Loss) per
 Common Share Before
 Cumulative Effect of
 Change in Accounting
 for Income Taxes.......       $0.27      $(0.11)      $0.51       $0.06       $1.94      $(0.28)
Cumulative Effect of
 Change in Accounting            --          --         0.05         --         0.05         --
 for Income Taxes.......       -----      ------       -----       -----       -----      ------
Earnings (Loss) per Com-       $0.27      $(0.11)      $0.56       $0.06       $1.99      $(0.28)
 mon Share..............       =====      ======       =====       =====       =====      ======
Cash Dividends Declared
 per Common Share.......       $0.40      $ 0.40       $0.80       $0.80       $1.60      $ 1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   JUNE 30,
                       ASSETS                             1993         1994
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant (Notes 1, 3, 8, 16 and 18):
  Plant and equipment, at original cost (includes
   construction work in progress of $1,040 million
   and $979 million, respectively)................... $25,581,003   $25,930,946
  Less--Accumulated provision for depreciation.......   8,790,519     9,211,955
                                                      -----------   -----------
                                                      $16,790,484   $16,718,991
  Nuclear fuel, at amortized cost....................     662,562       661,624
                                                      -----------   -----------
                                                      $17,453,046   $17,380,615
                                                      -----------   -----------
Investments:
  Nuclear decommissioning funds (Notes 1 and 11)..... $   706,841   $   836,930
  Subsidiary companies (Notes 1 and 17)..............     122,332       122,700
  Other investments, at cost (Note 17)...............      72,379        19,188
                                                      -----------   -----------
                                                      $   901,552   $   978,818
                                                      -----------   -----------
Current Assets:
  Cash............................................... $       743   $     1,267
  Temporary cash investments, at cost which approxi-
   mates fair value (Note 11)........................     247,119       265,603
  Other cash investments, at cost which approximates
   fair value (Note 11)..............................     641,575        21,043
  Special deposits, at cost which approximates fair
   value (Note 11)...................................      32,635        29,654
  Receivables (Note 1)--
    Customers........................................     427,613       406,054
    Income taxes.....................................     186,687        51,489
    Other............................................      66,963        35,892
    Provisions for uncollectible accounts............     (10,910)      (11,696)
  Coal and fuel oil, at average cost.................     111,752       131,027
  Materials and supplies, at average cost............     402,714       402,538
  Deferred unrecovered energy costs (Note 1).........      43,885        69,497
  Deferred income taxes related to current assets and
   liabilities (Note 14)--
    Loss carryforward................................     175,197       131,264
    Other............................................     166,102       178,475
  Prepayments and other..............................      42,190        40,277
                                                      -----------   -----------
                                                      $ 2,534,265   $ 1,752,384
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets (Notes 1 and 14)................. $ 2,698,751   $ 2,654,183
  Unrecovered energy costs (Note 1)..................     680,243       660,619
  Other (Note 19)....................................     109,949       127,980
                                                      -----------   -----------
                                                      $ 3,488,943   $ 3,442,782
                                                      -----------   -----------
                                                      $24,377,806   $23,554,599
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  JUNE 30,
                     LIABILITIES                           1993        1994
                     -----------                       ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,421,893  $ 5,221,379
  Preferred and preference stocks without mandatory
   redemption requirements............................     441,445      438,536
  Preference stock subject to mandatory redemption re-
   quirements.........................................     309,964      306,984
  Long-term debt......................................   7,550,762    7,520,616
                                                       -----------  -----------
                                                       $13,724,064  $13,487,515
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans (Note 9).................. $     5,950  $     6,100
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations
   (Note 11)..........................................     630,050      654,546
  Accounts payable....................................     444,080      359,746
  Accrued interest....................................     186,825      187,353
  Accrued taxes.......................................     132,362      173,678
  Dividends payable (Note 20).........................     101,047      151,080
  Estimated revenue refunds and related interest (Note
   2).................................................   1,166,308      521,729
  Customer deposits...................................      45,757       44,864
  Other...............................................     143,519      129,346
                                                       -----------  -----------
                                                       $ 2,855,898  $ 2,228,442
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes (Note 14)..................... $ 4,445,173  $ 4,376,420
  Accumulated deferred investment tax credits (Notes 1
   and 14)............................................     746,508      732,084
  Accrued spent nuclear fuel disposal fee and related
   interest (Note 10).................................     566,527      576,277
  Obligations under capital leases (Note 16)..........     321,393      322,116
  Regulatory liabilities (Notes 1, 14 and 19).........     782,624      764,728
  Other (Notes 1, 12 and 13)..........................     935,619    1,067,017
                                                       -----------  -----------
                                                       $ 7,797,844  $ 7,838,642
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $24,377,806  $23,554,599
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,   JUNE 30,
                                                          1993         1994
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity (Notes 4 and 5):
  Common stock, $12.50 par value per share--
   Outstanding--213,751,147 shares and 214,070,315
    shares, respectively............................. $ 2,671,889   $ 2,675,879
  Premium on common stock and other paid-in capital..   2,217,110     2,221,060
  Capital stock and warrant expense..................     (16,258)      (16,251)
  Retained earnings (Notes 2 and 20).................     549,152       340,691
                                                      -----------   -----------
                                                      $ 5,421,893   $ 5,221,379
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements (Notes 4, 6, 11 and 21):
  Preference stock, cumulative, without par value--
   Outstanding--10,499,549 shares.................... $   432,320   $   432,320
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--286,949 shares and 195,475 shares,
    respectively.....................................       9,125         6,216
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   441,445   $   438,536
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption
 Requirements (Notes 4, 7 and 11):
  Preference stock, cumulative, without par value--
   Outstanding--3,290,290 shares and 3,261,420
    shares, respectively............................. $   327,653   $   324,785
  Current redemption requirements for preference
   stock included in current liabilities.............     (17,689)      (17,801)
                                                      -----------   -----------
                                                      $   309,964   $   306,984
                                                      -----------   -----------
Long-Term Debt (Notes 8, 11 and 21):
  First mortgage bonds:
    Maturing through 1998--
      6 1/8% due May 15, 1995........................ $   103,000   $   103,000
      5 1/4% due April 1, 1996.......................      50,000        50,000
      5 3/4% due November 1, 1996....................      50,000        50,000
      5 3/4% due December 1, 1996....................      50,000        50,000
      7% due February 1, 1997........................     150,000       150,000
      5 3/8% due April 1, 1997.......................      50,000        50,000
      6 1/4% due October 1, 1997.....................      60,000        60,000
      6 1/4% due February 1, 1998....................      50,000        50,000
      6% due March 15, 1998..........................     130,000       130,000
      6 3/4% due July 1, 1998........................      50,000        50,000
      6 3/8% due October 1, 1998.....................      75,000        75,000
    Maturing 1999 through 2008--5.30% to 10 3/8%.....   2,204,600     2,230,600
    Maturing 2009 through 2018--5.70% to 10 5/8%.....     956,000       996,000
    Maturing 2019 through 2023--7 3/4% to 9 7/8%.....   2,020,000     2,020,000
                                                      -----------   -----------
                                                      $ 5,998,600   $ 6,064,600
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     120,185       112,643
  Pollution control obligations, due 2004 through
   2014--5 7/8% to 11 3/8%...........................     353,200       287,200
  Other long-term debt...............................   1,598,625     1,528,586
  Current maturities of long-term debt included in
   current liabilities...............................    (446,724)     (401,757)
  Unamortized net debt discount and premium (Note 1).     (73,124)      (70,656)
                                                      -----------   -----------
                                                      $ 7,550,762   $ 7,520,616
                                                      -----------   -----------
                                                      $13,724,064   $13,487,515
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED   SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30            JUNE 30
                         -------------------  ----------------- -------------------
                           1993      1994       1993     1994      1993      1994
                         --------- ---------  -------- -------- ---------- --------
                                          (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $ 822,419 $ 499,655  $847,186 $549,152 $  711,699 $793,449
Add--Net income (loss)..    75,094    (7,856)  152,306   43,709    493,208    3,844
                         --------- ---------  -------- -------- ---------- --------
                         $ 897,513 $ 491,799  $999,492 $592,861 $1,204,907 $797,293
                         --------- ---------  -------- -------- ---------- --------
Deduct--
   Dividends declared
    on--
    Common stock........ $  85,410 $ 135,628  $170,753 $221,146 $  341,274 $392,076
    Preferred and pref-
     erence stocks......    17,177    15,453    33,813   30,997     68,080   62,872
   Loss on reacquired
    preference stock....     1,477        27     1,477       27      2,104    1,654
                         --------- ---------  -------- -------- ---------- --------
                         $ 104,064 $ 151,108  $206,043 $252,170 $  411,458 $456,602
                         --------- ---------  -------- -------- ---------- --------
Balance at End of Peri-
 od..................... $ 793,449 $ 340,691  $793,449 $340,691 $  793,449 $340,691
                         ========= =========  ======== ======== ========== ========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED PREMIUM ON COMMON STOCK
                           AND OTHER PAID-IN CAPITAL

                           THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                 JUNE 30               JUNE 30               JUNE 30
                          --------------------- --------------------- ---------------------
                             1993       1994       1993       1994       1993       1994
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period.................  $2,211,226 $2,217,775 $2,210,524 $2,217,110 $2,207,223 $2,213,577
Add--Premium on issuance
 of common stock and
 gain on reacquired
 preference stock.......       2,351      3,285      3,053      3,950      6,354      7,483
                          ---------- ---------- ---------- ---------- ---------- ----------
Balance at End of Peri-
 od.....................  $2,213,577 $2,221,060 $2,213,577 $2,221,060 $2,213,577 $2,221,060
                          ========== ========== ========== ========== ========== ==========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                JUNE 30                JUNE 30                  JUNE 30
                          --------------------  ----------------------  ------------------------
                            1993       1994        1993        1994        1993         1994
                          ---------  ---------  -----------  ---------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $  75,094  $  (7,856) $   152,306  $  43,709  $   493,208  $     3,844
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and am-
    ortization..........    227,095    230,948      451,650    463,681      890,354      923,168
   Deferred income taxes
    and investment tax
    credits--net........     (1,375)   (32,183)     (17,268)   (36,894)      68,707       64,697
   Cumulative effect of
    change in accounting
    for income taxes....        --         --        (9,738)       --        (9,738)         --
   Equity component of
    allowance for funds
    used during
    construction........     (4,890)    (5,070)      (7,616)   (12,426)     (18,669)     (25,428)
   Provisions for
    revenue refunds and
    related interest....     82,832     12,220      143,589     28,990      150,332    1,239,598
   Revenue refunds and
    related interest....         (6)  (327,016)      (3,629)  (673,568)    (250,951)    (860,661)
   Recovery/(deferral)
    of regulatory
    assets/deferred car-
    rying charges--net..        731      3,818        1,531      7,817        3,195     (426,661)
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................       (232)    15,930       (1,954)    31,537       25,860       31,675
   Net effect on cash
    flows of changes in:
     Receivables........    (43,105)   (25,111)     (96,685)   188,614      (63,507)     127,894
     Coal and fuel oil..     26,517    (22,047)      95,166    (19,275)      49,184      100,941
     Materials and sup-
      plies.............    (11,890)     3,169      (12,079)       176       (4,410)      14,089
     Accounts payable
      adjusted for
      nuclear fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     (2,891)    67,651       25,500     15,200       94,795      268,645
     Accrued interest
      and taxes.........    (75,863)    (8,880)     (23,250)    41,844      (15,531)      25,860
     Other changes in
      certain current
      assets and
      liabilities.......     16,547    (53,995)      (4,655)   (34,775)      56,041      (36,757)
   Other--net...........     45,671     90,230       97,149    129,214       96,555      141,258
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $ 334,235  $ (58,192) $   790,017  $ 173,844  $ 1,565,425  $ 1,592,162
                          ---------  ---------  -----------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction expendi-
  tures.................  $(182,651) $(191,213) $  (382,487) $(378,591) $  (898,030) $  (837,630)
 Nuclear fuel expendi-
  tures.................    (51,762)   (56,550)    (152,749)  (105,299)    (260,008)    (213,919)
 Equity component of
  allowance for funds
  used during
  construction..........      4,890      5,070        7,616     12,426       18,669       25,428
 Contributions to nu-
  clear decommissioning
  funds.................        --         --       (96,229)   (96,229)    (132,550)    (132,550)
 Investment in subsidi-
  ary companies.........        --         --           --         --          (268)         --
 Other cash investments
  and special deposits..     (3,097)   548,883       (2,470)   620,532      (16,239)       3,654
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $(232,620) $ 306,190  $  (626,319) $  52,839  $(1,288,426) $(1,155,017)
                          ---------  ---------  -----------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of securi-
  ties--
  Long-term debt........  $ 602,701  $ 211,576  $   977,456  $ 277,114  $ 1,925,411  $ 1,226,954
  Capital stock.........     73,294      3,996       74,636      5,031       82,728       10,982
 Retirement and redemp-
  tion of securities--
  Long-term debt........   (934,078)  (300,445)  (1,059,177)  (355,752)  (1,479,332)  (1,197,115)
  Capital stock.........    (33,825)    (2,887)     (33,936)    (2,887)     (81,005)     (62,031)
 Deposits and securi-
  ties held for retire-
  ment and redemption
  of securities.........    323,667     16,082       89,534      3,194     (155,496)     155,392
 Premium paid on early
  redemption of long-
  term debt.............    (43,940)      (400)     (52,940)      (900)     (56,221)     (26,355)
 Cash dividends paid on
  capital stock.........   (102,458)  (101,062)    (204,419)  (202,109)    (484,829)    (405,975)
 Proceeds from
  sale/leaseback of nu-
  clear fuel............     22,096     51,056      121,647    168,020      224,289      250,628
 Nuclear fuel lease
  principal payments....    (59,372)   (46,091)    (118,641)   (99,536)    (251,885)    (226,862)
 Increase in short-term
  borrowings............        --         --           --         150        3,500          500
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $(151,915) $(168,175) $  (205,840) $(207,675) $  (272,840) $  (273,882)
                          ---------  ---------  -----------  ---------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $ (50,300) $  79,823  $   (42,142) $  19,008  $     4,159  $   163,263
Cash and Temporary Cash
 Investments at
 Beginning of Period....    153,907    187,047      145,749    247,862       99,448      103,607
                          ---------  ---------  -----------  ---------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 103,607  $ 266,870  $   103,607  $ 266,870  $   103,607  $   266,870
                          =========  =========  ===========  =========  ===========  ===========

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

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Commonwealth Edison Company of Indiana, Inc. (collectively, companies), the only subsidiary engaged in the electric utility business. The consolidated financial statements also include the accounts of the Company's wholly-owned subsidiary, Unicom Enterprises Inc., an unregulated subsidiary engaged in energy service activities. All significant intercompany transactions have been eliminated. The investments in other subsidiary companies, which are not material in relation to the Company's financial position and results of operations, are accounted for in accordance with the equity method of accounting.

  Customer Receivables and Revenues. The Company is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. The Company's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.1 million as of December 31, 1993, approximately 8.2 million as of December 31, 1992 and approximately 8.1 million as of December 31, 1991. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which the Company derived approximately one-third of its ultimate consumer revenues in the twelve months ended June 30, 1994. The Company had approximately 3.3 million electric customers at June 30, 1994.

  Depreciation and Decommissioning. Depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. A March 8, 1991 ICC rate order directs the Company to depreciate non-nuclear plant and equipment at annual rates developed for each class of plant based on their composite service lives. The annual rate for nuclear plant and equipment is 2.88% which excludes decommissioning costs. Provisions for depreciation were at average annual rates of 3.14% and 3.15% for the three months ended June 30, 1993 and 1994, respectively, 3.14% and 3.15% for the six months ended June 30, 1993 and 1994, respectively, and 3.12% and 3.13% for the twelve months ended June 30, 1993 and 1994, respectively, of average depreciable utility plant and equipment. The provisions for chemical cleaning are reflected in the Statements of Consolidated Income in maintenance expense and in the Consolidated Balance Sheets in other noncurrent liabilities.

  Nuclear plant decommissioning costs are accrued over the expected service life of the related nuclear generating stations. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust fund. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the Securities and Exchange Commission (SEC) regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by the

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

Nuclear Regulatory Commission (NRC) guidelines. The Company's twelve operating units have estimated remaining service lives ranging from 13 to 34 years. The Company's first nuclear unit is retired and will be dismantled upon the retirement of the remaining units at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  The Company recently completed a study which determined that decommissioning costs, including the costs of decontamination, dismantling and site restoration, are estimated to aggregate $4.24 billion, in current-year (1994) dollars. This amount compares to the estimate for decommissioning costs of $2.45 billion, in current-year (1994) dollars, reflected in the Company's last rate order of March 8, 1991. The $4.24 billion estimate is based on plant location and cost characteristics for the Company's nuclear plants and reflects additional low-level waste burial costs, higher labor costs due to reduced administrative radiation dose limit requirements and higher costs resulting from an additional five-year period in the decommissioning process to allow sufficient cooling of on-site spent nuclear fuel before it is removed from the fuel pool.

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

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of June 30, 1994, the total decommissioning costs included in the accumulated provision for depreciation were approximately $923 million. For the retired nuclear unit, the total estimated liability at June 30, 1994 in current-year (1994) dollars of approximately $230 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $143 million was recorded as a regulatory asset. Illinois law requires the Company to establish external trusts to hold decommissioning funds, and the ICC has approved the Company's funding plan and requires annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At June 30, 1994, the past accruals that are required to be contributed to the external trusts aggregate $173 million. The fair value of funds accumulated in the external trusts at June 30, 1994 was approximately $837 million which includes pre-tax unrealized appreciation of $14 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been recorded as a component of depreciation expense in the Company's Statements of Consolidated Income, were $11,108,000 and $7,803,000 for the three months ended June 30, 1993 and 1994, respectively, $19,891,000 and $20,329,000 for the six months ended June 30, 1993 and 1994, respectively, and $37,202,000 and $41,268,000 for the twelve months ended June 30, 1993 and 1994, respectively.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the Department of Energy (DOE) for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 10 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the current interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, for the three months ended June 30, 1993 and 1994 were $100,173,000 and $76,916,000, respectively, for the six months ended June 30, 1993 and 1994 were $189,028,000 and $166,159,000, respectively, and for the twelve months ended June 30, 1993 and 1994 were $384,404,000 and $363,025,000, respectively.

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

  For additional information relating to income taxes, including information related to the Company's adoption in January 1993 of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes, see
Note 14. In addition, see "Income Taxes" under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Allowance for Funds Used During Construction (AFUDC). In accordance with uniform systems of accounts prescribed by regulatory authorities, the Company capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates for the three months ended June 30, 1993 and 1994 were 10.08% and 9.84%, respectively, for the six months ended June 30, 1993 and 1994 were 10.15% and 9.84%, respectively, and for the twelve months ended June 30, 1993 and 1994 were 10.20% and 9.89%, respectively.

  For additional information regarding AFUDC, see Note 14 and "Other Items," under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Interest. Total interest costs incurred on debt, leases and other obligations for the three months ended June 30, 1993 and 1994 were $182,226,000 and $183,415,000, respectively, for the six months ended June 30, 1993 and 1994 were $363,456,000 and $373,540,000, respectively, and for the twelve months ended June 30, 1993 and 1994 were $725,263,000 and $788,722,000, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from reacquisition of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Deferred Unrecovered Energy Costs. The uniform fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in base rates. As authorized by the ICC, the Company has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of three nuclear enrichment facilities previously operated by the DOE. As of December 31, 1993 and June 30, 1994, an asset of approximately $202 million and $195 million, respectively, was recorded, of which the current portion of approximately $15 million has been included in current assets on the Consolidated Balance Sheets. As of December 31, 1993 and June 30, 1994, a corresponding liability of approximately $177 million was recorded in other noncurrent liabilities and approximately $29 million and $15 million, respectively, was recorded in other current liabilities.

  At December 31, 1993 and June 30, 1994, the Company had unrecovered fuel costs in the form of coal reserves of approximately $517 million and $509 million, respectively. In prior years, the Company's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, the Company agreed to purchase the coal in place in the form of coal reserves. The Company has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as the coal is used for the generation of electricity. The Company expects to recover the costs of the coal reserves by the year 2007. However, the Company is not earning a return on the expenditures for coal reserves prior to the coal reserves being used for the generation of electricity by including the coal reserves in rate base. Unrecovered fuel costs expected to be recovered within one year amounting to approximately $24 million and $29 million at December 31, 1993 and June 30, 1994, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources" and "Results of Operations," for information concerning coal commitments and the Company's fuel supply, respectively. See Note 19 for additional information concerning the Company's coal commitments.

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

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing in three months or less at the time of purchase, are considered to be cash equivalents. Supplemental information required by SFAS No. 95 is as follows:

                          THREE MONTHS ENDED  SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                JUNE 30            JUNE 30             JUNE 30
                          ------------------- -----------------  -------------------
                            1993      1994      1993     1994      1993      1994
                          --------- --------- -------- --------  --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $149,357  $146,937 $350,607 $319,884   $668,381  $646,945
   Income taxes (net of
    refunds)............   $106,170  $ 55,798 $107,062 $(77,591)  $208,070  $(81,639)
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........   $ 22,332  $ 52,370 $130,509 $169,869   $233,524  $253,118

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

  Under the Rate Matters Settlement, effective as of November 4, 1993, the Company reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period of twelve months (to be followed by a reconciliation period of no more than five months). The Company had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the March 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million or $0.75 per common share. The recording of the effects of the Rate Matters Settlement in October 1993 reduced the Company's 1993 net income by approximately $292 million or $1.37 per common share, in addition to the approximately $160 million effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million (or $1.26 per common share) in deferred carrying charges, net of income

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES taxes, authorized in the ICC rate order issued on January 6, 1993 (as subsequently modified, the Remand Order). The deferred recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded. Consistent with such treatment of the deferred recognition of revenues in 1993, the financial statements presented herein for the three months, six months and twelve months ended June 30, 1993 and the twelve months ended June 30, 1994 reflect the reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds. This reclassification had no effect on net electric operating revenues. In January 1994, a purported class action was filed in the Circuit Court of Cook County, Illinois (Circuit Court) challenging the method in which the refunds are being made to residential customers in the Rate Matters Settlement. That action has been dismissed with prejudice. Although plaintiff may appeal, the Company does not believe that the action has any merit.

  Under the Fuel Matters Settlement, effective as of December 2, 1993, the Company commenced paying approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period. The Company recorded the effects of the Fuel Matters Settlement in October 1993, which effects reduced the Company's 1993 net income by approximately $62 million or $0.29 per common share.

  (3) OTHER RATE MATTERS. On February 10, 1994, the Company filed a request with the ICC to increase electric operating revenues by approximately $460 million, or 7.9%, on an annual basis above the level of revenues approved in the Rate Matters Settlement. This request principally reflects the inclusion of Byron Unit 2 and Braidwood Units 1 and 2 (Units) in the Company's rate base as fully "used and useful," increased operation and maintenance expenses over the level reflected in the Remand Order, increased contributions to the external trust funds which the Company is required to fund to cover the eventual decommissioning of its nuclear power plants and lower debt and equity costs. The ICC has suspended the rates, appointed hearing examiners and ordered an investigation. On July 21, 1994, the ICC Staff (Staff) submitted their recommendation that the Company receive a total rate increase of just over $300 million (of which approximately $43 million is for increased contributions to the external decommissioning trust funds). Staff's testimony recommended that Byron Unit 2 and Braidwood Unit 1 be found fully "used and useful" and Braidwood Unit 2 be found approximately 63% "used and useful." Under the Illinois Public Utilities Act, the ICC must decide the case by early January 1995.

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

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1994, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--23,571,420 shares; $1.425 convertible preferred stock-- 195,475 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (5) COMMON STOCK. At June 30, 1994, shares of common stock were reserved for the following purposes:

      1993 Long-Term Incentive Plan................................... 4,000,000
      Employe Stock Purchase Plan..................................... 1,267,658
      Employe Savings and Investment Plan.............................   500,203
      Conversion of $1.425 convertible preferred stock................   199,384
      Conversion of warrants..........................................    36,442
                                                                       ---------
                                                                       6,003,687
                                                                       =========

  During the three months, six months and twelve months ended June 30, 1993 and 1994, shares of common stock were issued as follows:

                         THREE MONTHS ENDED SIX MONTHS ENDED TWELVE MONTHS ENDED
                               JUNE 30           JUNE 30           JUNE 30
                         ------------------- --------------- -------------------
                           1993      1994     1993    1994     1993      1994
                         --------- --------- ------- ------- --------- ---------
Employe Stock Purchase
 Plan...................   138,648   154,710 138,648 154,710   363,393   284,656
Employe Savings and In-
 vestment Plan..........    17,500    27,600  70,200  65,600   216,400   148,800
Conversion of $1.425
 convertible preferred
 stock..................     7,536    87,356   8,589  93,106     9,408   106,892
Conversion of warrants..       451     5,554     612   5,752     1,229     6,514
                         --------- --------- ------- ------- --------- ---------
                           164,135   275,220 218,049 319,168   590,430   546,862
                         ========= ========= ======= ======= ========= =========

  At December 31, 1993 and June 30, 1994, 128,699 and 109,328 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (6) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of preferred or preference stocks without mandatory redemption requirements were issued or redeemed by the Company during the twelve months ended June 30, 1993 and 1994. The series of preference stock without mandatory redemption requirements outstanding at June 30, 1994 are summarized as follows:

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

  The outstanding shares of the $1.425 convertible preferred stock are convertible at the option of the holders thereof, at any time, into common stock at the rate of 1.02 shares of common stock for each share of convertible preferred stock, subject to future adjustment. The convertible preferred stock may be redeemed by the Company at $42 per share, plus accrued and unpaid dividends, if any. The involuntary liquidation price of the $1.425 convertible preferred stock is $31.80 per share, plus accrued and unpaid dividends, if any. The number of shares of convertible preferred stock converted into common stock for the three months ended June 30, 1993 and 1994 was 7,389 shares and 85,832 shares,

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES respectively, for the six months ended June 30, 1993 and 1994 was 8,422 shares and 91,474 shares, respectively, and for the twelve months ended June 30, 1993 and 1994 was 9,225 shares and 104,994 shares, respectively.

  (7) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended June 30, 1993, 700,000 shares of preference stock subject to mandatory redemption requirements were issued. During the twelve months ended June 30, 1994, no shares of preference stock subject to mandatory redemption requirements were issued. The series of preference stock subject to mandatory redemption requirements outstanding at June 30, 1994 are summarized as follows:

                  SHARES     AGGREGATE
     SERIES     OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(A)
 -------------- ----------- ------------ -------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
 $8.20             321,420    $ 32,142   $103 through October 31, 1997; and $101
                                         thereafter
 $8.40 Series B    390,000      38,737   $101
 $8.85             375,000      37,500   $103 through July 31, 1998; and $101 thereafter
 $9.25             825,000      82,500   $103 through July 31, 1999; and $101 thereafter
 $9.00             650,000      64,431   Non-callable
 $6.875            700,000      69,475   Non-callable
                 ---------    --------
                 3,261,420    $324,785
                 =========    ========

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

  Annual remaining sinking fund requirements through 1998 on preference stock outstanding at June 30, 1994 will aggregate $14,822,000 in 1994, $17,822,000 in 1995, $30,822,000 in 1996, $30,822,000 in 1997 and $30,822,000 in 1998.
During the twelve months ended June 30, 1993 and 1994, 2,015,072 shares and 612,085 shares, respectively, of preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

  On November 1, 1992, the Company redeemed 300,000 shares of its $2.875 Series of preference stock at the optional redemption price of $25 per share and 75,000 shares of its $11.70 Series of preference stock at the optional redemption price of $100 per share, plus accrued and unpaid dividends.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  On June 28, 1993, the Company redeemed the remaining 170,810 shares of its $2.875 Series of preference stock and all 1,050,000 shares of its $2.375 Series of preference stock, both at the optional redemption price of $25.25 per share, plus accrued and unpaid dividends.

  On November 1, 1993, the Company redeemed the remaining 75,000 shares of its $11.70 Series of preference stock (150,000 shares had been redeemed on August 1, 1993 at the optional redemption price of $105 per share, plus accrued and unpaid dividends). Of the remaining 75,000 shares, 37,500 shares were redeemed to meet the November 1, 1993 mandatory sinking fund requirement and 37,500 shares were redeemed as a permitted optional sinking fund payment, both at the sinking fund redemption price of $100 per share, plus accrued and unpaid dividends.

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

  (8) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 1998 for first mortgage bonds, sinking fund debentures and other long-term debt outstanding at June 30, 1994, after deducting sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1994--$161,630,000; 1995-- $493,886,000; 1996--$231,444,000; 1997--$606,697,000; and 1998--$350,027,000.

  Other long-term debt outstanding at June 30, 1994 is summarized as follows:

                           PRINCIPAL
      DEBT SECURITY         AMOUNT                      INTEREST RATE PROVISIONS
- ------------------------  ----------- ------------------------------------------------------------
                          (THOUSANDS
                          OF DOLLARS)
Notes:
 Medium Term Notes,
  Series 1N due
  various dates through
  April 1, 1998           $   82,500  Interest rates ranging from 9.27% to 10.48%
 Medium Term Notes,
  Series 2N due
  various dates through
  July 1, 1996                29,000  Interest rates ranging from 9.58% to 9.874%
 Medium Term Notes,
  Series 3N due
  various dates through
  October 15, 2004           399,000  Interest rates ranging from 8.77% to 9.20%
 Medium Term Notes,
  Series 4N due
  various dates through
  May 15, 1997               120,000  Interest rates ranging from 8.01% to 8.875%
 Notes due July 15, 1995     100,000  Fixed interest rate of 5.50%
 Notes due February 15,
  1997                       150,000  Fixed interest rate of 7.00%
 Notes due July 15, 1997     100,000  Fixed interest rate of 6.50%
 Notes due October 15,
  2005                       235,000  Fixed interest rate of 6.40%
                          ----------
                          $1,215,500
                          ----------
Long-Term Notes Payable
 to Banks:
 Note due January 9,
  1995                    $  100,000  Prevailing interest rate of 3.9375% at June 30, 1994
 Notes due July 31, 1995     150,000  Prevailing interest rates averaging 4.875% at June 30, 1994
 Note due June 1, 1997        62,300  Prevailing interest rates averaging 5.5345% at June 30, 1994
                          ----------
                          $  312,300
                          ----------
Purchase Contract Obli-
 gations:
 Woodstock due January
  2, 1997                 $      273  Fixed interest rate of 4.50%
 Hinsdale due April 30,
  2005                           513  Fixed interest rate of 3.00%
                          ----------
                          $      786
                          ----------
                          $1,528,586
                          ==========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Long-term debt maturing within one year has been included in current liabilities.

  The Company's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by the Company.

  (9) LINES OF CREDIT. The Company had total bank lines of credit of approximately $981 million and unused bank lines of credit of approximately $975 million at June 30, 1994. Of that amount, $975 million (of which $175 million expires on October 3, 1994, $40 million expires in equal quarterly installments commencing on December 31, 1994 and ending on September 30, 1996, $188 million expires in equal quarterly installments commencing on December 31, 1995 and ending on September 30, 1997 and $572 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998) may be borrowed on secured or unsecured notes of the Company at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the Company's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of the Company. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of the Company's mortgage. The Company is obligated to pay commitment fees with respect to $975 million of such lines of credit.

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Investments. Securities included in nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the Trustee, is based on published market data. The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation (only the realized portion prior to January 1, 1994), for the three months, six months and twelve months ended June 30, 1993 and 1994 were as follows:

                          THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30               JUNE 30
                          --------------------  --------------------  --------------------
                            1993       1994       1993       1994       1993       1994
                          ---------  ---------  ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 127,220  $ 157,369  $ 243,504  $ 335,029  $ 365,802  $ 480,210
Less cost based on spe-
 cific identification...   (124,478)  (158,754)  (239,032)  (332,329)  (357,088)  (471,031)
                          ---------  ---------  ---------  ---------  ---------  ---------
Realized gains (losses)
 on sales of securities.  $   2,742  $  (1,385) $   4,472  $   2,700  $   8,714  $   9,179
Other realized fund
 earnings net of ex-
 penses.................      8,366      9,188     15,419     17,629     28,488     32,089
                          ---------  ---------  ---------  ---------  ---------  ---------
Total realized net earn-
 ings of the funds......  $  11,108  $   7,803  $  19,891  $  20,329  $  37,202  $  41,268
Unrealized gains (loss-
 es)....................      8,339     (4,243)    19,266    (48,453)    26,593    (36,750)
                          ---------  ---------  ---------  ---------  ---------  ---------
 Total net earnings
  (losses) of the funds.  $  19,447  $   3,560  $  39,157  $ (28,124) $  63,795  $   4,518
                          =========  =========  =========  =========  =========  =========

  Financial instruments included in other investments at a cost of approximately $4 million at December 31, 1993 and June 30, 1994, are not material in relation to other financial instruments of the companies; therefore, an estimate of the fair value of these instruments has not been made.

  Current Assets. Cash, temporary cash investments and other cash investments, which include U.S. Government Obligations and other short-term marketable securities, and special deposits, which primarily includes cash deposited for the redemption, refund or discharge of debt securities, are stated at cost, which approximates their fair value because of the short maturity of these instruments. The securities included in these categories have been classified as "available for sale" securities.

  Capitalization. The estimated fair values of preferred and preference stocks (without and subject to mandatory redemption requirements) and long-term debt, including the current portions thereof, have been obtained from an independent consultant. Estimated fair values exclude accrued interest and preferred and preference stock dividends. Long-term notes payable to banks in the amounts of $250 million and $312.3 million at December 31, 1993 and June 30, 1994, respectively, for which interest is paid at prevailing rates, are included in the financial statements at cost, which approximates their fair value. Purchase contract obligations included in long-term debt at a cost of approximately $1 million at December 31, 1993 and June 30, 1994, are not material in relation to other financial instruments of the companies; therefore, an estimate of the fair value of these instruments has not been made.

  Current Liabilities. The carrying value of notes payable, which consists of bank loans maturing within one year, approximates their fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1993 and June 30, 1994; therefore, the carrying value is equal to the fair value.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The estimated fair values of the companies' financial instruments other than those instruments reflected in the financial statements at cost which approximates fair value, as of January 1, 1994 and June 30, 1994, are as follows:

                                 JANUARY 1, 1994                     JUNE 30, 1994
                         -------------------------------- ------------------------------------
                                    UNREALIZED                         UNREALIZED
                         COST BASIS   GAINS    FAIR VALUE COST BASIS GAINS (LOSSES) FAIR VALUE
                         ---------- ---------- ---------- ---------- -------------- ----------
                                                (THOUSANDS OF DOLLARS)
Nuclear Decommissioning
 Funds:
 Short-term investments. $   22,030  $      4  $   22,034 $   23,657   $       6    $   23,663
 U.S. Government and
  Agency issues.........     25,113        14      25,127     59,755      (2,239)       57,516
 Municipal bonds........    598,559    49,851     648,410    506,241      10,049       516,290
 Common stock...........     48,282    10,974      59,256    218,850       2,881       221,731
 Other..................     12,857     1,139      13,996     14,897       2,833        17,730
                         ----------  --------  ---------- ----------   ---------    ----------
   Total................ $  706,841  $ 61,982  $  768,823 $  823,400   $  13,530    $  836,930
                         ==========  ========  ========== ==========   =========    ==========
                                 JANUARY 1, 1994                     JUNE 30, 1994
                         -------------------------------- ------------------------------------
                          CARRYING  UNREALIZED             CARRYING    UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE       (GAINS)     FAIR VALUE
                         ---------- ---------- ---------- ---------- -------------- ----------
                                                (THOUSANDS OF DOLLARS)
Capitalization
 (including current
 portion):
 Preferred and
  Preference Stocks
  (without and subject
  to mandatory
  redemption
  requirements)......... $  769,098  $  7,015  $  776,113 $  763,321   $ (47,879)   $  715,442
 Long-Term Debt......... $7,746,734  $412,241  $8,158,975 $7,609,488   $(281,544)   $7,327,944

  At June 30, 1994, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                         COST BASIS  FAIR VALUE
                                                        ------------------------
                                                        (THOUSANDS OF DOLLARS)
   Within 1 year.......................................  $    23,657 $    23,663
   1 through 5 years...................................       30,185      30,509
   5 through 10 years..................................      178,621     186,035
   Over 10 years.......................................      360,984     360,962

  (12) PENSION BENEFITS. The companies have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1993 and June 30, 1994 pension disclosures and related data were estimated pending completion of the January 1, 1994 actuarial valuation.

  During 1992, the companies implemented a workforce reduction program designed to reduce the management workforce. This program included an early retirement program and voluntary and involuntary separation plans. The early retirement program resulted in the recognition during the second half of 1992 of an additional $26 million of pension cost and an increase to the projected benefit obligation of that $26 million plus an additional $39 million of unrecognized net loss. The companies also recognized in 1992 a charge to expense of $11 million primarily related to the cost of the separation plans. The total charge to income of $37 million in 1992 was approximately $23 million after reflecting income tax effects.

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

During the second quarter of 1994, 270 employees accepted the program, resulting in the recognition of an additional $16 million of pension cost in the three months ended June 30, 1994 and an increase to the projected benefit obligation of that $16 million and an additional $15 million of unrecognized net loss. The charge to income after reflecting income tax effects was approximately $10 million for the three months ended June 30, 1994 and $19 million for the six months and twelve months ended June 30, 1994. It is estimated that in total approximately 700 employees will accept the early retirement program, resulting in the recognition of a total of $35 million of pension cost and a total increase to the projected benefit obligation of that $35 million and an additional $42 million of unrecognized net loss.

  The funded status of these plans at December 31, 1993 and June 30, 1994 was as follows:

                                                     DECEMBER 31,   JUNE 30,
                                                         1993         1994
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
 Vested benefit obligation.........................  $(2,350,000)  $(2,501,000)
 Nonvested benefit obligation......................     (118,000)     (121,000)
                                                     -----------   -----------
 Accumulated benefit obligation....................  $(2,468,000)  $(2,622,000)
 Effect of projected future compensation levels....     (477,000)     (475,000)
                                                     -----------   -----------
 Projected benefit obligation......................  $(2,945,000)  $(3,097,000)
Fair value of plan assets, invested primarily in
 equity index funds, other managed equity and fixed
 income investments, U.S. Government, government-
 sponsored corporation and agency securities and
 listed corporate obligations......................    2,742,000     2,568,000
                                                     -----------   -----------
Plan assets less than projected benefit obligation.  $  (203,000)  $  (529,000)
Unrecognized prior service cost....................       24,000        23,000
Unrecognized transition asset......................     (168,000)     (162,000)
Unrecognized net loss..............................      130,000       394,000
                                                     -----------   -----------
 Accrued pension liability.........................  $  (217,000)  $  (274,000)
                                                     ===========   ===========

  At December 31, 1993 and June 30, 1994, the assumed discount rate was 7.5% and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1993 and 1994 were as follows:

                           THREE MONTHS ENDED       SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                 JUNE 30                JUNE 30                 JUNE 30
                          ---------------------  ----------------------  ----------------------
                             1993       1994         1993       1994        1993        1994
                          ---------- ----------  ----------- ----------  ----------  ----------
                                                (THOUSANDS OF DOLLARS)
Service cost............   $ 25,000  $  25,000    $  50,000  $  50,000   $  98,000   $  96,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     52,000     54,000      104,000    108,000     201,000     208,000
Actual loss/(return) on
 plan assets............    (57,000)    19,000     (182,000)    99,000    (359,000)    (29,000)
Early retirement program
 cost...................        --      16,000          --      32,000      26,000      32,000
Net amortization and de-
 ferral.................     (5,000)   (85,000)      57,000   (232,000)    111,000    (228,000)
                           --------  ---------    ---------  ---------   ---------   ---------
                           $ 15,000  $  29,000    $  29,000  $  57,000   $  77,000   $  79,000
                           ========  =========    =========  =========   =========   =========

  In addition, the companies provide an employe savings and investment plan available to all regular employees who have completed three months of service. Each participating employee may contribute up to 20% of such employee's base pay and the companies match such contribution equal to 70% of up to the first 5% of contributed base salary. The companies' contributions for the three months ended June 30, 1993 and 1994 were $5,893,000 and $5,324,000, respectively, for the six months ended June 30, 1993 and 1994 were $10,925,000 and $11,391,000, respectively, and for the twelve months ended June 30, 1993 and 1994 were $22,252,000 and $22,414,000, respectively.

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. The companies provide certain postretirement health care benefits for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Substantially all of the companies' employees become eligible for postretirement health care benefits when they reach retirement age while working for the companies. The companies fund the liability for postretirement health care benefits through a trust fund. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The December 31, 1993 and June 30, 1994 postretirement health care disclosures and the related disclosures for 1994 periods were estimated pending completion of the January 1, 1994 actuarial valuation.

  On January 1, 1993, the companies adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, which requires that postretirement benefits be determined based on the projected unit credit actuarial cost method and attributed over employment periods of plan participants to the date of eligibility for postretirement benefits. By adopting the new standard in January 1993, the companies estimate that for the year ended December 31, 1993, postretirement costs increased $20 million, resulting in a decrease in net income of $10 million or $0.05 per common share, net of income taxes and the portion of the costs charged to construction. The ultimate effects on income are dependent on the treatment authorized in future ratemaking proceedings. Prior to the adoption of SFAS No. 106, the companies had accounted for postretirement health care benefits on an accrual basis under the aggregate cost method and accrual basis costs have been reflected in rates in ratemaking proceedings. The transition obligation shown in the following schedule is being amortized over 20.6 years.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The funded status of the plan at December 31, 1993 and June 30, 1994 was as follows:


                                                      DECEMBER 31,  JUNE 30,
                                                          1993        1994
                                                      ------------ -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated
 postretirement health care obligation:
 Retirees...........................................  $  (444,000) $  (463,000)
 Active fully eligible participants.................      (65,000)     (67,000)
 Other participants.................................     (586,000)    (612,000)
                                                      -----------  -----------
 Accumulated benefit obligation.....................  $(1,095,000) $(1,142,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks, equity and fixed income mutual
 funds, and U.S. Government and listed corporate ob-
 ligations..........................................      457,000      422,000
                                                      -----------  -----------
Plan assets less than accumulated postretirement
 health care obligation.............................  $  (638,000) $  (720,000)
Unrecognized transition obligation..................      559,000      545,000
Unrecognized net loss (gain)........................       (8,000)      29,000
                                                      -----------  -----------
Accrued liability for postretirement health care....  $   (87,000) $  (146,000)
                                                      ===========  ===========

  For 1993 and 1994, different health care cost trends are used for pre-Medicare and post-Medicare expenses. Pre-Medicare trend rates are 14.5% for 1993 grading down in 0.5% annual increments to 5%. Post-Medicare trend rates are 12% for 1993 grading down in 0.5% annual increments to 5%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement health care obligation at January 1, 1994 by approximately $211 million and increase the aggregate of the service and interest cost components of plan costs by approximately $7 million for the three months ended June 30, 1994, $14 million for the six months ended June 30, 1994 and $27 million for the twelve months ended June 30, 1994. The annual discount rate used was 7.5% and the annual long-term rate of return on plan assets was 9.5%, or 9.1% for 1993 periods and 9.04% for 1994 periods after including income tax effects.

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months and six months ended June 30, 1993 and 1994, and the twelve months ended June 30, 1994 were as follows:

                            THREE MONTHS
                               ENDED         SIX MONTHS ENDED    TWELVE MONTHS ENDED
                              JUNE 30             JUNE 30              JUNE 30
                          -----------------  ------------------  -------------------
                           1993      1994      1993      1994           1994
                          -------  --------  --------  --------  -------------------
                                          (THOUSANDS OF DOLLARS)
Service cost............  $12,000  $ 12,000  $ 24,000  $ 24,000       $ 45,000
Interest cost on accumu-
 lated benefit obliga-
 tion...................   20,000    21,000    39,000    41,000         76,000
Actual loss/(return) on
 plan assets............   (8,000)    4,000   (27,000)   19,000          4,000
Amortization of transi-
 tion obligation........    8,000     7,000    16,000    14,000         27,000
Net amortization and de-
 ferral.................      --    (14,000)   11,000   (39,000)       (40,000)
                          -------  --------  --------  --------       --------
                          $32,000  $ 30,000  $ 63,000  $ 59,000       $112,000
                          =======  ========  ========  ========       ========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1993 and June 30, 1994 are as follows:


                                                         DECEMBER 31, JUNE 30,
                                                            1993        1994
                                                         ----------- ----------
                                                             (THOUSANDS OF
                                                               DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs...........................  $3,095,855  $3,173,720
 Overheads capitalized.................................     286,287     274,008
 Repair allowance......................................     210,302     201,277
 Regulatory assets recoverable through future rates....   1,863,587   1,838,511
Deferred income tax assets:
 Postretirement benefits...............................    (134,590)   (164,006)
 Unbilled revenues.....................................     (98,164)    (97,448)
 Loss carryforward.....................................    (175,197)   (131,264)
 Alternative minimum tax...............................    (137,328)   (191,636)
 Unamortized investment tax credits to be settled
  through future rates.................................    (489,891)   (480,429)
 Other regulatory liabilities to be settled through fu-
  ture rates...........................................    (236,236)   (235,346)
 Other--net............................................     (80,751)   (120,706)
                                                         ----------  ----------
Net deferred income tax liability......................  $4,103,874  $4,066,681
                                                         ==========  ==========

The $37 million decrease in the net deferred income tax liability from December 31, 1993 to June 30, 1994 is comprised of a $22 million net decrease to deferred income tax expense and a $15 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period.

  The components of net income tax expense charged to continuing operations are as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30              JUNE 30
                          -------------------  ------------------  --------------------
                            1993      1994       1993      1994      1993       1994
                          --------- ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...   $37,440   $ 22,932  $ 88,886  $ 58,292   $186,936   $(58,146)
 Deferred income taxes..     5,254     (3,821)      864    (3,428)    98,912    118,510
 Investment tax credits
  deferred--net.........    (7,299)    (7,201)  (14,613)  (14,425)   (29,098)   (29,236)
Other (income) and de-
 ductions...............      (683)   (23,465)   (6,195)  (20,838)    (7,339)   (45,720)
                           -------   --------   -------  --------   --------   --------
Net income taxes charged
 to continuing opera-
 tions..................   $34,712   $(11,555) $ 68,942  $ 19,601   $249,411   $(14,592)
                           =======   ========  ========  ========   ========   ========


  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1993 and 1994:

                                                                    TWELVE MONTHS
                         THREE MONTHS ENDED    SIX MONTHS ENDED         ENDED
                               JUNE 30             JUNE 30             JUNE 30
                         --------------------  -----------------  ------------------
                           1993       1994       1993     1994      1993      1994
                         ---------  ---------  --------  -------  --------  --------
Pre-tax book income (in
 thousands).............  $109,806   $(19,411) $211,510  $63,310  $732,881  $(10,748)
Effective income tax
 rate...................      31.6%      59.5%     32.6%    31.0%     34.0%    135.8%

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 34% for the three months, six months and twelve months ended June 30, 1993 and 35% for the three months, six months and twelve months ended June 30, 1994 were as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30              JUNE 30
                          -------------------  ------------------  --------------------
                            1993      1994       1993      1994      1993       1994
                          --------- ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $ 37,334  $  (6,794) $ 71,913  $ 22,159  $ 249,180  $  (3,762)
Equity component of
 AFUDC which was
 excluded from taxable
 income.................    (1,663)    (1,775)   (2,589)   (4,349)    (6,347)    (8,900)
Amortization of invest-
 ment tax credits.......    (7,283)    (7,189)  (14,583)  (14,412)   (26,555)   (29,250)
State income taxes, net
 of federal income tax-
 es.....................     5,941        728    13,056     5,729     39,415      6,007
Differences between book
 and tax accounting pri-
 marily for property re-
 lated deductions.......       749      2,532      (392)    8,819     (2,178)    15,764
Other--net..............      (366)       943     1,537     1,655     (4,104)     5,549
                          --------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ 34,712  $ (11,555) $ 68,942  $ 19,601  $ 249,411  $ (14,592)
                          ========  =========  ========  ========  =========  =========

  The Company has recorded current federal income tax liabilities that include excess amounts of alternative minimum tax (AMT) over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. As shown in the first table, the cumulative excess amounts of AMT so recorded in the amount of approximately $192 million as of June 30, 1994 can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities. In 1993, the Company recorded a loss for income tax purposes which may be carried forward through 2008. It is currently expected that the income tax effect of the loss carryforward in the amount of $131 million, as shown in the first table, will be utilized by the expiration date.

  The Company adopted SFAS No. 109, effective January 1, 1993. SFAS No. 109 requires an asset and liability approach to accounting for income taxes which replaces the deferred method formerly used. Under the asset and liability approach, the deferred income tax liability represents the income tax effect of temporary differences between financial accounting and income tax bases of assets and liabilities and is determined at the presently enacted income tax rates. The SFAS No. 109 adjustments to the Company's deferred income tax liability related to utility operations represents income taxes recoverable or returnable through future rates and have been recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheets. The cumulative effect of the change in the method of accounting for income taxes resulted in an increase to net income for the six months and twelve months ended June 30, 1993 of $9.7 million or $0.05 per common share, due primarily to the reduction of deferred income taxes on nonregulated activities (primarily nonconsolidated subsidiaries) accrued in prior years at income tax rates in excess of the presently enacted income tax rates. The effect of the implementation entry on regulated activities was to record regulatory assets of $1,546 million primarily related to the equity component of AFUDC which was recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded; regulatory liabilities of $577 million primarily related to recognition of the deferred income tax effects of unamortized investment tax credits and to the changes in prior years' income tax rates; and a net increase to the deferred income tax liability of $969 million.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1993 and 1994 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------  ----------------- -------------------
                           1993      1994      1993     1994     1993      1994
                         --------   -------  -------- -------- --------   --------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $ 49,869  $ 47,246  $104,172 $ 99,788  $208,196  $195,114
Illinois invested capi-
 tal....................   27,514    27,076    55,798   54,488   111,761   109,816
Municipal utility gross
 receipts...............   29,450    33,155    60,597   68,495   126,956   115,129
Real estate.............   41,132    46,391    82,622   91,022   167,182   170,960
Municipal compensation..   16,149    16,885    33,403   34,610    70,496    58,085
Other--net..............   18,674    17,533    36,065   39,956    66,366    68,511
                         --------  --------  -------- --------  --------  --------
                         $182,788  $188,286  $372,657 $388,359  $750,957  $717,615
                         ========  ========  ======== ========  ========  ========

  (16) LEASE OBLIGATIONS. On November 23, 1993, the Company consolidated its nuclear fuel lease arrangements into a new arrangement. Under the new arrangement, the Company may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996, but the Company plans to ask for an extension of the expiration date. At June 30, 1994, the Company's obligation to the lessor for leased nuclear fuel amounted to $586 million. The Company has agreed to make lease payments which cover the amortization of the nuclear fuel used in the Company's reactors plus the lessor's related financing costs. The Company has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at June 30, 1994 for capital leases are estimated to aggregate $653 million, including $142 million in 1994 (after deducting $117 million for the first six months of 1994), $191 million in 1995, $135 million in 1996, $82 million in 1997, $46 million in 1998 and $57 million in 1999-2002. The estimated interest component of such rental payments aggregates $63 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $166 million and $235 million at December 31, 1993 and June 30, 1994, respectively.

  Future minimum rental payments at June 30, 1994 for operating leases are estimated to aggregate $150 million, including $4 million in 1994, $9 million in 1995, $9 million in 1996, $8 million in 1997, $8 million in 1998 and $112 million in 1999-2024.

  (17) INVESTMENTS IN URANIUM-RELATED PROPERTIES. In May 1994, the Company recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced the Company's net income by approximately $33.8 million or $0.16 per common share.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against the Company and its subsidiary, Cotter Corporation (Cotter), alleging that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. The plaintiffs seek from Cotter and the Company unspecified compensatory, exemplary and medical monitoring fund damages, unspecified response costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and temporary and permanent injunctive relief. In February 1994, a federal jury returned a verdict in favor of eight bellwether plaintiffs in the total amount of $76,400 in property damages,

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES rejecting any award for exemplary or medical monitoring damages. The court also awarded prejudgment interest in the amount of $61,522. Plaintiffs have appealed. The remaining cases are not yet scheduled for trial. Although the cases will necessarily involve the resolution of numerous contested issues of fact and law, the Company's determination is that these actions will not have a material adverse impact on the Company's financial statements. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Litigation," for additional information.

  (18) JOINT PLANT OWNERSHIP. The Company has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, the Company is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At June 30, 1994, for its share of ownership in the station, the Company had an investment of $536 million in production and transmission plant in service (before reduction of $163 million for the related accumulated provision for depreciation) and $68 million in construction work in progress.

  (19) COMMITMENTS, CONTINGENT LIABILITIES AND THE CONSTRUCTION PROGRAM. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,196 million at June 30, 1994. In addition, the Company has substantial commitments for the purchase of coal under long-term contracts. The Company's coal costs are high compared to those of other utilities. The Company's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and the Company has significant purchase commitments under its contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding the Company's purchase commitments.

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

  If the Company had terminated its insurance coverages with NML as of June 30, 1994, it would have had a right to receive approximately $126 million, payable over a twenty-year period commencing in 1996. Any unpaid amounts, however, are subject to forfeiture in the event that, among other factors, NML's aggregate losses in any subsequent two-year period exceed $300 million or fifty percent of its surplus. The Company has recorded a noncurrent receivable in its Consolidated Balance Sheets under deferred charges and other noncurrent assets, subcaption other, representing its contractual settlement option of approximately $49 million, which reflects the $126 million discounted at a nine percent rate over a twenty-year period beginning in 1996. The Company has also recorded the $49 million as a regulatory liability.

  The Company also is a member of Nuclear Electric Insurance Limited (NEIL), which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that the Company would have no exposure in the event of a single incident under the replacement power coverage and the property damage coverage. However, the Company could be subject to maximum assessments, in any policy year, of approximately $27 million and $88 million in the

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

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

  The Company is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in the Company's future construction expenditures and operating expenses. The Company and its subsidiaries are or are likely to become parties to proceedings initiated by the United States Environmental Protection Agency (Federal Agency), state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including manufactured gas plant (MGP) sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. The Company generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which Company facilities have been constructed. To date, the Company has identified 44 former MGP sites for which it may be liable for remediation. The Company presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1994) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because the Company is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, the Company has recorded a reserve as of December 31, 1993 and June 30, 1994 of approximately $25 million, which reflects the low end of the range of its estimate of the liability associated with former MGP sites. In addition, as of December 31, 1993 and June 30, 1994, the Company has recorded a reserve of $5 million and $8 million, respectively, representing its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. The Company presently estimates that its costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of the Company. These cost estimates are based on currently

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

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

  The Amendments also will require reductions in nitrogen oxide emissions from the Company's fossil fuel generating units. The Illinois Environmental Protection Agency (Illinois Agency) has proposed rules with respect to such emissions which would require modifications to certain of the Company's boilers inside the Chicago ozone non-attainment area. The Company's construction program for the three-year period 1994-96 includes $25 million for such modifications. The Illinois Agency is also considering nitrogen oxide emission reductions at Company sources outside the Chicago ozone non-attainment area.

  (20) PROPOSED HOLDING COMPANY RESTRUCTURING. At the Company's annual meeting of shareholders on May 10, 1994, shareholders approved a proposed restructuring that will result in the formation of a holding company structure for the Company. The new holding company will be named Unicom Corporation (Unicom). The Company has obtained necessary federal regulatory approvals from the NRC, the FERC and the SEC and expects to complete the restructuring by year-end 1994. As a result of the restructuring, the Company and its wholly-owned subsidiary, Unicom Enterprises Inc., will become separate wholly-owned subsidiaries of Unicom.

  On June 9, 1994, the Board of Directors of the Company declared a dividend of $50 million on the common stock of the Company, in addition to the regular quarterly dividend. The dividend will be paid to Unicom immediately following the formation of the holding company structure. The dividend was recorded as a reduction to retained earnings and an increase to dividends payable in the Consolidated Balance Sheets as of June 30, 1994.

  (21) SUBSEQUENT EVENTS. On July 1, 1994, the Company issued $55 million of long-term notes payable to banks at a variable interest rate. The long-term notes are due June 1, 1997.

  On July 7, 1994, the Company issued and sold 3,000,000 shares of $2.425 Cumulative Preference Stock for $72,637,500.

  On August 1, 1994, the Company issued $32.7 million of long-term notes payable to banks at a variable interest rate. The long-term notes are due June 1, 1997.

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
                                                       ==== ==== ====   ======

  The Company's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1997 and each year thereafter through the year 2000. The projected resource needs reflect the current planning reserve margin recommendations of the Mid-America Interconnected Network, the reliability council of which the Company is a member. The Company's forecasts indicate that the need for additional resources during this period would exist only during the summer months. The Company does not expect to make expenditures for additional capacity to the extent the need for capacity can be met through cost-effective demand-side management resources, non-utility generation or other power purchases. To assess the market potential to provide such cost-effective resources, the Company solicited proposals to supply it with cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases sufficient to meet forecasted requirements through the year 2000. The responses to the solicitation suggest that adequate resources to meet the Company's needs could be obtained from those sources but the Company has not yet determined whether those sources represent the most economical alternative. If the Company were to build additional capacity to meet its needs, it would need to make additional expenditures during the 1994-96 period.

  The Company has not budgeted for a number of projects, particularly at generating stations, which could be required, but which the Company does not expect to be required during the budget period. In particular, the Company has not budgeted for the construction of scrubbers at its Kincaid station, for the replacement of major amounts of piping at its boiling water reactor nuclear stations or for the replacement of steam generators at its pressurized water reactor nuclear stations. See "Regulation" below and "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," herein for additional information.

  Purchase commitments, principally related to construction and nuclear fuel, approximated $1,196 million at June 30, 1994. In addition, the Company has substantial commitments for the purchase of coal under the long-term contracts indicated in the following table as well as various short-term commitments.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1994-2007    $1,168
      Decker Coal Co. .................................. 1994-2015    $  865
      Big Horn Coal Co. ................................ 1998         $   21
      Various short-term................................ 1994         $   11

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

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of the Company at the time of such financing. The Company's new money financing requirements have increased in recent years due to higher expenditures and lower operating cash flows resulting from reduced revenues due to customer refunds and rate level adjustments ordered in various proceedings related to the level of the Company's rates and the effect of the Rate Matters Settlement and the Fuel Matters Settlement. See "Rates and Financial Condition" below regarding the Company's actions to reduce operation and maintenance expenses and its construction program expenditures in response to adverse regulatory and judicial decisions. A portion of the Company's financing is expected to be provided through the continued sale and leaseback of nuclear fuel. The Company has $975 million of unused bank lines of credit at June 30, 1994 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the Company's credit ratings or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of the Company's mortgage. See Note 9 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, six months and twelve months ended June 30, 1994.

  During the first six months of 1994, the Company issued an aggregate of 220,310 shares of common stock for approximately $5,055,000 under its employe stock plans; sold and leased back an aggregate of approximately $168,020,000 of nuclear fuel; issued $66,000,000 aggregate principal amount of first mortgage bonds in connection with the refinancing of certain outstanding pollution control bonds; and issued $212,300,000 of other long-term debt. On July 1, 1994 and August 1, 1994, the Company issued $55,000,000 and $32,700,000, respectively, of long-term notes payable to banks. On July 7, 1994, the Company issued and sold 3,000,000 shares of $2.425 Cumulative Preference Stock.

  As of August 9, 1994, the Company has an effective "shelf" registration statement with the Securities and Exchange Commission (SEC) for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of the Company, including the discharge or refund of other outstanding securities.

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

  In response to adverse regulatory and judicial decisions in proceedings relating to the level of the Company's rates, the Company implemented a cost reduction plan in 1992 involving various management workforce reductions through early retirement and voluntary and involuntary separations. Such reductions, when combined with other actions, are estimated by the Company to have saved approximately $130 million in operation and maintenance expenses during 1993. The management workforce reduction resulted in a charge to income of approximately $23 million (net of income tax effects) in the second half of 1992. In addition, the Company reached agreement in August 1993 with its unions regarding certain cost reduction actions. The agreement provided for a wage freeze until April 1, 1994, changes to reduce health care plan cost, increased use of part-time employment and changes in holiday provisions. The agreement also included a continuation of negotiations relative to other issues. Further, the Company has reduced planned construction program expenditures by approximately $200 million compared with the common years (1994-95) of the previously approved construction program. See "Rate Proceedings" below and Note 12 of Notes to Financial Statements.

  The Company and union representatives reached agreement in February 1994 and announced an offer of a voluntary early retirement program. This program is available to management, non-union and union employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. The period for most eligible employees to elect to participate in the program expired on April 20, 1994. The charge to income related to the program in the first quarter of 1994 of approximately $9 million (net of income tax effects) related to employees who accepted the program during the first quarter. The charge to income related to the program in the second quarter of 1994 of approximately $10 million (net of income tax effects) related to employees who accepted the program during the second quarter. The Company estimates that, in total, approximately $21 million (net of income tax effects) will be charged to income as a result of the program. See Note 12 of Notes to Financial Statements.

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

  The foregoing ratings reflect downgradings during 1992 and in January 1993 as a result of developments in the proceedings leading to, and the issuance of, the Illinois Commerce Commission (ICC) rate order issued on January 6, 1993 (as subsequently modified, the Remand Order). On October 27, 1993, Standard & Poor's changed its "outlook" on the Company's ratings from stable to negative as part of its larger assessment of the electric utility industry. In July 1994, Standard & Poor's affirmed its ratings of the Company's debt, with its ratings "outlook" remaining negative. In December 1993, Moody's and Duff & Phelps affirmed their ratings of the Company's securities, and Moody's rating outlook on the Company remained stable. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, for additional information regarding the Company's securities ratings.

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

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the Federal Energy Regulatory Commission (FERC) to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. Although the Company cannot now predict the full impact of this Act, it will likely create and increase competition affecting the Company.

  The Company is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in the Company's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract the Company's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities wherever they exist. In addition, cogeneration and energy services companies have begun soliciting the Company's customers to provide alternatives to using the Company's electricity. In October 1993, the ICC granted the Company the authority to negotiate special discount contract rates with new or existing industrial customers for up to a total of 400 megawatts of added load, where the customers would not have chosen service from the Company for the increased load in the absence of the discount rates. In addition, in June 1994, the ICC granted the Company the authority to negotiate special discount contract rates with up to 25 of its largest existing customers, where such contracts would be necessary to retain the customers' existing load on the Company's system.

  The ICC has formed a task force for the purpose of examining regulatory issues affecting electric utilities in Illinois. The task force is comprised of participants from approximately 40 organizations, including representatives from the electric utility industry. The task force has indicated that it will examine three broad issues: effects of regulation, competition and future regulatory and legislative changes.

  On July 13, 1993, legislation became effective in Illinois which permits the Company to create certain unregulated subsidiaries, and to form a holding company, without being required to obtain the approval of the ICC. The legislation gives the Company and its affiliates flexibility to compete with unregulated competitors to provide energy services. The Company has created an unregulated subsidiary, Unicom Enterprises Inc., to engage in energy service activities. At the Company's annual meeting of shareholders on May 10, 1994, shareholders approved a proposed restructuring that will result in the formation of a new parent holding company, Unicom Corporation (Unicom). The Company has obtained necessary federal regulatory approvals from the Nuclear Regulatory Commission (NRC), the FERC and the SEC and expects to complete the restructuring by year-end 1994. As a result of the restructuring, the Company and its wholly-owned subsidiary, Unicom Enterprises Inc., will become separate wholly-owned subsidiaries of Unicom.

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

  During the past several years, the NRC has placed two of the Company's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Generally, such status can be expected to result, and has resulted, in increased expenditures to address deficiencies in station management and/or operations. The Company has restructured its management of its nuclear stations and committed additional resources to their operations. In February 1993, the Company was notified by the NRC that the Company's Zion station, which was placed on the NRC's list of plants to be monitored closely in early 1991, was removed from that list. In June 1994, the Company was notified by the NRC that the Company's Dresden station, which was placed on the NRC's list of plants to be monitored closely in early 1992, would remain on that list. Also in June 1994, the Company was notified by the NRC that the Company's LaSalle County and Quad-Cities stations, which were placed on the NRC's list of plants with adverse performance trends in January 1994, would remain on that list. As a consequence, the Company anticipates continued increased expenditures in connection with those stations. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

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

  In July 1994, legislation was passed by the Illinois General Assembly that affirms the ICC's authority to permit the use of riders to recover the costs of decommissioning. The legislation allows the ICC to authorize the use of a rider to pass on to ratepayers increases or decreases in the costs of decommissioning without filing a new rate case. The ICC would retain the authority to monitor and approve any charges that flow through the rider. The legislation is awaiting the Governor's signature.

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

  The Amendments also will require reductions in nitrogen oxide emissions from the Company's fossil fuel generating units. The Illinois Environmental Protection Agency (Illinois Agency) has proposed rules with respect to such emissions which would require modifications to certain of the Company's boilers inside the Chicago ozone non-attainment area. The Company's construction program for the three-year period 1994-96 includes $25 million for such modifications. The Illinois Agency is also considering nitrogen oxide emission reductions at Company sources outside the Chicago ozone non-attainment area.

  Capital Structure. The Company's ratio of long-term debt to total capitalization has increased to 55.8% at June 30, 1994 from 55.0% at December 31, 1993. This increase is related primarily to the decrease in retained earnings in the period due to lower net income (as discussed below under "Results of Operations") and an additional common stock dividend recorded in June 1994, which will be paid to Unicom following the formation of the holding company structure. See Note 20 of Notes to Financial Statements for additional information.

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

  Under the Rate Matters Settlement, effective as of November 4, 1993, the Company reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period of twelve months (to be followed by a reconciliation period of no more than five months). The Company had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the March 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million or $0.75 per common share. The recording of the effects of the Rate Matters Settlement in October 1993 reduced the Company's 1993 net income by approximately $292 million or $1.37 per common share, in addition to the approximately $160 million effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million (or $1.26 per common share) in deferred carrying charges, net of income taxes, authorized in the ICC rate order issued on January 6, 1993 (as subsequently modified, the Remand Order). The deferred recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded. Consistent with such treatment of the deferred recognition of revenues in 1993, the financial statements presented herein for the three months, six months and twelve months ended June 30, 1993 and the twelve months ended June 30, 1994 reflect the reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds. This reclassification had no effect on net electric operating revenues. In January 1994, a purported class action was filed in the Circuit Court of Cook County, Illinois (Circuit Court) challenging the making of refunds to current rather than to historical residential customers in the Rate Matters Settlement. That action has been dismissed with prejudice. Although plaintiff may appeal, the Company does not believe that the action has any merit.

  Under the Fuel Matters Settlement, effective as of December 2, 1993, the Company commenced paying approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period. The Company recorded the effects of the Fuel Matters Settlement in October 1993, which effects reduced the Company's net income by approximately $62 million or $0.29 per common share.

  The settlements will reduce the Company's cash flows from operations during 1994 and future periods by amounts corresponding to the rate reductions and refunds. The balances of cash and cash investments decreased by approximately $600 million from December 31, 1993 to June 30, 1994, primarily due to the effects of the settlements. See Note 9 of Notes to Financial Statements for information regarding unused lines of credit available to the Company.

 Other Rate Matters

  On February 10, 1994, the Company filed a request with the ICC to increase electric operating revenues by approximately $460 million, or 7.9%, on an annual basis above the level of revenues approved in the Rate Matters Settlement. This request principally reflects the inclusion of the Units in the

Company's rate base as fully "used and useful," increased operation and maintenance expenses over the level reflected in the Remand Order, increased contributions to the external trust funds which the Company is required to fund to cover the eventual decommissioning of its nuclear power plants and lower debt and equity costs. The ICC has suspended the rates, appointed hearing examiners and ordered an investigation. On July 21, 1994, the ICC Staff (Staff) submitted their recommendation that the Company receive a total rate increase of just over $300 million (of which approximately $43 million is for increased contributions to the external decommissioning trust funds). Staff's testimony recommended that Byron Unit 2 and Braidwood Unit 1 be found fully "used and useful" and Braidwood Unit 2 be found approximately 63% "used and useful." Under the Illinois Public Utilities Act, the ICC must decide the case by early January 1995.

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

RESULTS OF OPERATIONS

Three Months, Six Months and Twelve Months Ended June 30, 1994
Compared to Three Months, Six Months and Twelve Months Ended June 30, 1993

  Earnings (Loss) Per Common Share. The Company's earnings (loss) per common share for the three months ended June 30, 1994 were $(0.11) compared to $0.27 for the three months ended June 30, 1993, $0.06 for the six months ended June 30, 1994 compared to $0.56 for the six months ended June 30, 1993, and $(0.28) for the twelve months ended June 30, 1994 compared to $1.99 for the twelve months ended June 30, 1993. The decreases in the recent periods reflect higher operation and maintenance expenses, which include a non-recurring after-tax charge for additional pension costs related to an early retirement program of $10 million (or $0.04 per common share) for the three months ended June 30, 1994 and $19 million (or $0.09 per common share) for the six months and twelve months ended June 30, 1994. The Company also recorded a reduction in the carrying value of its investments in uranium-related properties which reduced net income by $33.8 million (or $0.16 per common share) for the three-month, six-month and twelve-month periods ended June 30, 1994. The decreases in the recent three-month and six-month periods were partially offset by higher revenues as a result of increased kilowatthour sales to ultimate consumers. Earnings per share in the recent twelve-month period were significantly affected by the recording of the effects of the Rate Matters Settlement and Fuel Matters Settlement, the net effects of which reduced net income for the twelve months ended June 30, 1994 by approximately $384 million or $1.80 per common share, in addition to the effect of the deferred recognition of revenues which the Company had recorded during the recent twelve-month period (approximately $78 million or $0.37 per common share), and after the partially offsetting effect of recording approximately $263 million or $1.23 per common share in deferred carrying charges, net of income taxes and amortization, as authorized in the Remand Order. This negative effect was partially offset by higher revenues resulting from an increase in kilowatthour sales in the recent twelve-month period. The prior six-month and twelve-month periods reflect the favorable cumulative effect ($9.7 million or $0.05 per common share) of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, in January 1993.

  See "Rate Proceedings" above for information relating to various rate proceedings which have affected the Company's earnings per common share and "Rate Proceedings," subcaption "Settlements Relating to Certain Rate Matters" above for information regarding a reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds for the three months, six months and twelve months ended June 30, 1993 and the twelve months ended June 30, 1994.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months, six months and twelve months ended June 30, 1994 increased 3.9%, 3.9% and 5.0%, respectively, compared to the three months, six months and twelve months ended June 30, 1993. The increase in the recent three-month period reflects higher kilowatthour sales to all classes of customers due primarily to warmer than normal early summer weather as compared to the same period ended June 30, 1993. The increases in the recent six-month and twelve-month periods reflect higher kilowatthour sales to all classes of customers due primarily to warmer than normal early summer weather and colder than normal winter weather as compared to the same periods ended June 30, 1993. Kilowatthour sales including sales for resale decreased 10.5% and 3.4% during the three-month and six-month periods ended June 30, 1994, respectively, compared to the same periods ended June 30, 1993, and increased 7.2% for the twelve-month period ended June 30, 1994, compared to the same period ended June 30, 1993.

  Electric Operating Revenues. Operating revenues increased in the three months and six months ended June 30, 1994 compared to the three months and six months ended June 30, 1993. The increases in the recent three-month and six-month periods principally reflect the increased level of kilowatthour sales to ultimate consumers described above. The operating revenue increase in the recent three-month period was partially offset by a decrease in fuel costs recovered under the fuel adjustment provision. The prior six-month period reflected higher rate levels recognized prior to January 15, 1993, the effective date on which the Company began deferring recognition of revenues for amounts over the $144 million rate increase level provided in the Remand Order. Operating revenues decreased in the twelve months ended June 30, 1994 as compared to the prior twelve-month period, principally reflecting the recording of the effects of the Rate Matters Settlement and the Fuel Matters Settlement, which reduced operating revenues by approximately $1,149 million in the recent period. This reduction was partially offset by the effects of the previously described higher kilowatthour sales. The decrease in operating revenues for the recent twelve-month period was also partially offset by the increase in fuel costs recovered under the fuel adjustment provision.

  Operating revenues for 1994 will be affected by the Rate Matters Settlement (discussed above), which lowered the level of the Company's rates.

  Fuel Costs. Changes in fuel expense for the three months, six months and twelve months ended June 30, 1994 as compared to the same periods ended June 30, 1993 primarily result from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                             THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                   JUNE 30              JUNE 30              JUNE 30
                             --------------------  ------------------  --------------------
                               1993       1994       1993      1994      1993       1994
                             ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed
    (per million Btu):
    Nuclear................      $0.50      $0.53     $0.51     $0.54      $0.51      $0.53
    Coal...................      $3.14      $2.44     $3.14     $2.36      $3.19      $2.54
    Oil....................      $3.13      $2.76     $3.08     $2.77      $3.10      $2.85
    Natural gas............      $2.97      $2.40     $3.00     $2.54      $2.88      $2.57
    Average all fuels......      $1.04      $1.19     $1.13     $1.15      $1.03      $1.16
   Net generation of
    electric energy
    (millions of
    kilowatthours).........     23,041     20,300    44,822    42,513     86,281     91,957
   Fuel sources of kilo-
    watthour generation:
    Nuclear................         82%        67%       78%       68%        82%        70%
    Coal...................         17         28        21        27         17         27
    Oil....................        --           1       --          2        --           1
    Natural gas............          1          4         1         3          1          2
                             ---------  ---------  --------  --------  ---------  ---------
                                   100%       100%      100%      100%       100%       100%
                             =========  =========  ========  ========  =========  =========

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

  Fuel Supply. Compared to other utilities, the Company has relatively low average fuel costs. This results from the Company's reliance predominantly on lower cost nuclear generation. The Company's coal costs, however, are high compared to those of other utilities. The Company's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and the Company has significant purchase commitments under its contracts. In addition, as of June 30, 1994, the Company had unrecovered fuel costs in the form of coal reserves of approximately $509 million. In prior years, the Company's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, the Company agreed to purchase the coal in place in the form of coal reserves. For additional information concerning the Company's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1, 2 and 19 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of the Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS ENDED      SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                  JUNE 30                JUNE 30               JUNE 30
                            ---------------------   ------------------   ---------------------
                              1993        1994        1993      1994       1993        1994
                            ---------   ---------   --------  --------   ---------   ---------
   Kilowatthours
    (millions).............       137         965        408     1,623       1,327       1,859
   Cost per kilowatthour...      2.03c       2.87c      1.94c     2.76c       1.85c       2.65c

  Deferred Under or Overrecovered Energy Costs--Net. Electric operating expenses for the three months, six months and twelve months ended June 30, 1994 and 1993 reflect the net change in under or overrecovered allowable energy costs under the Company's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements.

  Operation and Maintenance Expenses. Total operation and maintenance expenses increased 15%, 12% and 3% for the three months, six months and twelve months ended June 30, 1994, respectively, compared to the same periods ended June 30, 1993. The increase in the current three-month period primarily reflects higher operation and maintenance expenses associated with nuclear generating stations and pension costs. The increase in the current six-month period primarily reflects higher operation and maintenance expenses associated with nuclear and fossil generating stations, distribution facilities, customer-related activities, pension costs and certain administrative and general costs. The increase in the twelve months ended June 30, 1994 reflects higher operation and maintenance expenses associated with nuclear generating stations, distribution facilities, the 1993 special pay incentive program and pension costs, partially offset by lower expenses associated with fossil generating stations. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months, six months and twelve months ended June 30, 1994.

  Operation and maintenance expenses associated with the nuclear generating stations increased $60 million and $56 million in the three months and six months ended June 30, 1994, respectively, compared to the same periods ended June 30, 1993. The increases for the current three-month and six-month periods associated with the nuclear generating stations are primarily due to a greater number of scheduled overhauls and an increase in expenses associated with stations which were placed on the NRC's list of plants with adverse performance trends in January 1994. For 1994, the Company has budgeted an increase in nuclear operation and maintenance expenses of approximately 4.5% over 1993 actual and currently expects to complete the year near to budget. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Regulation" under "Liquidity and Capital Resources" above. Operation and maintenance expenses associated with the fossil generating stations decreased $7 million in the twelve months ended June 30, 1994 compared to the same period ended June 30, 1993. The decrease in the twelve-month period reflects, in part, a lesser number of scheduled overhauls. Operation and maintenance expenses associated with the fossil generating stations increased $9 million for the six-month period ended June 30, 1994 compared to the same period ended June 30, 1993. The increase in the six-month period reflects, in part, a greater number of scheduled overhauls.

  Operation and maintenance expenses associated with the Company's distribution system increased $6 million and $15 million in the six months and twelve months ended June 30, 1994, respectively, compared to the same periods ended June 30, 1993. The increases in the recent periods reflect costs related to a system safety and reliability improvement program. Expenses associated with the Company's distribution system may increase in future years due, in part, to the effect of increased customer expectations regarding service reliability.

  The twelve-month period ended June 30, 1994 reflects a $36 million special incentive plan cost (recorded in December 1993) for employees related to a sharing of operation and maintenance savings below 1993 budgeted levels.

  The costs of pension and other employee benefits, including postretirement health care benefits, increased $15 million, $29 million and $4 million in the three months, six months and twelve months ended June 30, 1994, respectively, compared to the same periods ended June 30, 1993. The increases in the current periods reflect non-recurring costs of $16 million for the three months ended June 30, 1994 and $32 million for the six months and twelve months ended June 30, 1994, related to employees who elected in the first and second quarters to take early retirements under a 1994 early retirement program. It is estimated that, in total, the program will result in the recognition of approximately $35 million of pension cost. The comparison with the prior twelve-month period is affected by $26 million of additional pension costs recorded in the third quarter of 1992 related to the Company's 1992 workforce reduction program. See Notes 12 and 13 of Notes to Financial Statements for additional information.

  Certain administrative and general costs increased $9 million and $5 million for the six months and twelve months ended June 30, 1994, respectively, compared to the same periods ended June 30, 1993, primarily due to an increase in the provision for injuries and damages. Costs of customer-related activities increased $4 million in the six months ended June 30, 1994 compared to the same period ended June 30, 1993.

  For further information regarding a cost reduction plan and its effect on operation and maintenance expenses, see "Liquidity and Capital Resources," subcaption "Rates and Financial Condition" above.

  Depreciation. Depreciation expense for the three months, six months and twelve months ended June 30, 1994 increased over the same periods a year ago as a result of additions to plant in service. See Note 1 of Notes to Financial Statements for information concerning depreciation rates and decommissioning costs.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, six months and twelve months ended June 30, 1994 as compared to the same periods ended June 30, 1993 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on long-term debt reflect new issues of debt and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                      JUNE 30              JUNE 30              JUNE 30
                                --------------------  ------------------  --------------------
                                  1993       1994       1993      1994      1993       1994
                                ---------  ---------  --------  --------  ---------  ---------
      Long-term debt outstand-
       ing--
       Average amount (mil-
        lions)................  $   8,240  $   7,944  $  8,152  $  7,985  $   8,003  $   8,007
       Average interest rate..       8.14%      7.85%     8.20%     7.84%      8.32%      7.87%
      Notes payable outstand-
       ing--
       Average amount (mil-
        lions)................  $       6  $       6  $      6  $      6  $       8  $       6
       Average interest rate..       5.83%      6.71%     5.83%     6.29%      5.27%      6.07%

  Deferred Carrying Charges. In the Remand Order, the ICC provided that, for ratemaking purposes, deferred carrying charges on the reasonable and "used and useful" plant costs of the Units for the period April 1, 1989 until approximately March 20, 1991, the date the Units were reflected in rates, could be deferred and amortized. Approximately $438 million of such costs were capitalized as a regulatory asset in October 1993 and resulted in an increase to net income for the twelve months ended June 30, 1994 of approximately $263 million or $1.23 per common share. Amortization of deferred carrying charges for the three months, six months and twelve months ended June 30, 1994 amounted to approximately $3 million, $7 million and $9 million, respectively.

  Income Taxes. In the third quarter of 1993, the President of the United States signed into law a deficit-reduction plan that included, among other things, an increase in the federal statutory corporate income tax rate from 34% to 35%, effective January 1, 1993. The estimated effect of the higher rate would be to increase the Company's costs by approximately $12 million per year. The Company began recording the effects of the increased taxes in the third quarter of 1993. In addition to the effects on income discussed above, the Company recorded in the third quarter of 1993 a net increase in the deferred income tax liability which was primarily offset by regulatory assets net of regulatory liabilities, reflecting the increase in taxes recoverable in rates to settle net income tax liabilities recorded in prior years.

  Further, the Company recorded in the third quarter of 1993 the effects of the elimination of a scheduled reduction in a component of the statutory Illinois income tax rate which was to have declined to 4.4% from 4.8%, effective July 1, 1993.

  In 1993, the Company recorded a loss for income tax purposes. Income tax overpayments resulting from such loss and other income tax refunds, approximating $187 million and $51 million at December 31, 1993 and June 30, 1994, respectively, are included in the Consolidated Balance Sheets in receivables.

  See Note 14 of Notes to Financial Statements for information concerning the accounting standard adopted by the Company in January 1993 which requires the Company to use an asset and liability approach for financial accounting and reporting for income taxes rather than the deferred method.

  Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase; (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation; and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The Company does not believe that such changes, if required, would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through rates.

  Investments in Uranium-Related Properties. In May 1994, the Company recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced the Company's net income by approximately $33.8 million or $0.16 per common share.

  Other Items. The amounts of allowance for funds used during construction (AFUDC) reflect changes in the average levels of investment subject to AFUDC and changes in the average annual rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of the Company.

  The ratios of earnings to fixed charges for the twelve months ended December 31, 1993 and June 30, 1994 were 1.19 and 0.98, respectively. The ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1993 and June 30, 1994 were 1.03 and 0.86, respectively. For the twelve months ended June 30, 1994, the ratios indicate that earnings are inadequate to cover fixed charges by approximately $11 million and fixed charges and preferred and preference stock dividend requirements by approximately $116 million.

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
                                                                  END OF
                                                               TWELVE-MONTH
  ANNUAL AMOUNT                                     PERCENT     TEST PERIOD
  REQUESTED (IN                        ANNUAL      INCREASE      CITED IN
  MILLIONS) AND                      AMOUNT (IN  OVER PREVIOUS  FINAL RATE
 DATE OF FILING     EFFECTIVE DATE  MILLIONS)(A)  REVENUES(A)      ORDER
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

  Currently, the ICC is conducting a focused management audit of the Company's fuel procurement process, which began in December 1993 and is scheduled to be completed in 1994.

  LITIGATION. During 1989 and 1991, actions were brought in federal and state courts in Colorado against the Company and its subsidiary, Cotter Corporation (Cotter), alleging that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. The plaintiffs seek from Cotter and the Company unspecified compensatory, exemplary and medical monitoring fund damages, unspecified response costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and temporary and permanent injunctive relief. In February 1994, a federal jury returned a verdict in favor of eight bellwether plaintiffs in the total amount of $76,400 in property damages, rejecting any award for exemplary or medical monitoring damages. The court also awarded prejudgment interest in the amount of $61,522. Plaintiffs have appealed. The remaining cases are not yet scheduled for trial. Although the cases will necessarily involve the resolution of numerous contested issues of fact and law, the Company's determination is that these actions will not have a material adverse impact on the Company's financial statements.

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

  A number of complaints have been filed by former employees with the Equal Employment Opportunity Commission, and several lawsuits have been filed by former employees in the United States District Court, alleging that the employees' terminations (which occurred as part of the Company's management workforce reductions that were implemented in the second half of 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. One case alleges that the Company's calculation of vacation pay owed to terminated employees violated Illinois law; however, in June 1994, summary judgment was entered in favor of the Company. The complainants in these various cases are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees.

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

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste, subject to approval by the United States Congress (Congress) of each such compact. Under the 1985 amendments to that Act, a compact could restrict the use of a region's disposal facilities after January 1, 1993 to waste generated within the region. South Carolina, which belongs to a regional compact, granted the Company access to its waste disposal site for an 18-month period which expired on June 30, 1994. There are no other commercial operating sites in the United States for the disposal of low-level radioactive waste available to the Company. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. The Company has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. The Company anticipates the possibility of serious difficulties in disposing of low-level radioactive waste. The continuing viability of commercial nuclear power is subject to resolution of the issues of spent nuclear fuel storage and disposal of radioactive waste.

  In February 1993, the Company was notified by the NRC that the Company's Zion station, which was placed on the NRC's list of plants to be monitored closely in early 1991, was removed from that list. In June 1994, the Company was notified by the NRC that the Company's Dresden station, which was placed on the NRC's list of plants to be monitored closely in early 1992, would remain on that list. Also in June 1994, the Company was notified by the NRC that the Company's LaSalle County and Quad-Cities stations, which were placed on the NRC's list of plants with adverse performance trends in January 1994, would remain on that list. As a consequence, the Company anticipates continued increased expenditures in connection with those stations. See "Liquidity and Capital Resources," subcaption "Regulation" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  In accordance with a commitment to the NRC, the Company examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. The Company replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3 and is taking alternative remedial actions which are intended to minimize the need to replace such piping at Dresden Unit 2, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and 2. If the Company is required to replace all of such piping, the estimated construction expenditures, in current-year (1994) dollars, would be approximately $620 million.

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

  During the year 1993, civil penalties were imposed on the Company by the NRC on seven occasions for violations of NRC regulations in amounts aggregating $562,500. Since January 1, 1994, the NRC has imposed on the Company five civil penalties in the amount of $587,500 for violations of NRC regulations.

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

  The Amendments also will require reductions in nitrogen oxide emissions from the Company's fossil fuel generating units. The Illinois Agency has proposed rules with respect to such emissions which would require modifications to certain of the Company's boilers inside the Chicago ozone non-attainment area. The Company's construction program for the three-year period 1994-96 includes $25 million for such modifications. The Illinois Agency is also considering nitrogen oxide emission reductions at Company sources outside the Chicago ozone non-attainment area.

  CERCLA provides for immediate response and removal actions coordinated by the Federal Agency to releases of hazardous substances into the environment and authorizes the federal government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the Federal Agency on the National Priorities List (NPL). These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a Federal Agency directed cleanup, or may voluntarily settle with the federal government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. The Company and its subsidiaries are or are likely to become parties to proceedings initiated by the Federal Agency, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including manufactured gas plant (MGP) sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. MGPs manufactured gas in Illinois from approximately 1850 to 1950. The Company generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. The Company also acquired former MGP sites as vacant real estate on which Company facilities have been constructed. To date, the Company has identified 44 former MGP sites for which it may be liable for remediation. The Company presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1994) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because the Company is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, the Company has recorded a reserve as of December 31, 1993 and June 30, 1994 of approximately $25 million, which reflects the low end of the range of its estimate of the liability associated with former MGP sites. In addition, as of December 31, 1993 and June 30, 1994, the Company has recorded a reserve of $5 million and $8 million, respectively, representing its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. The Company presently estimates that its costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of the Company. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  On July 17, 1991, the United States Government (Government) filed a complaint in U.S. District Court alleging that the Company and four other defendants are "potentially responsible parties" (PRPs) under CERCLA for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near the Company's Byron station in Byron, Illinois. The Government alleges that a portion of the site is owned by the Company. The Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. The Company is currently pursuing cost recovery from other PRPs that have been identified at this site.

  On October 16, 1992, the Federal Agency notified the Company and four other companies, including the site operator, that they were PRPs under CERCLA for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. On April 19, 1993, the Federal Agency issued an order under Section 106 of CERCLA to the Company and the other parties to investigate and remove the contamination from the site. The Company sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation is currently estimated to be approximately $6 to $8 million. The site operator claims to be unable to fund more than a small share of the removal costs. Consequently, the other parties have agreed to an interim allocation of the removal costs. The interim agreement allocates 55% of the removal costs to the Company. The Company and the other PRPs have filed a cost recovery action against the site operator and the site owners to require that they provide their share of the remediation costs.

  In the operation of its electric distribution system, the Company has utilized equipment containing polychlorinated biphenyls (PCBs). Such equipment included transformers located in customer-owned buildings and in sidewalk vaults. Under regulations adopted by the Federal Agency, these transformers containing PCBs were required to be modified (with non-PCB fluid) or be replaced. The Company has completed the replacement of over 2,000 PCB fluid transformers that were located in or near commercial buildings and were subject to the federal regulations. The estimated cost to the Company of replacing or modifying these transformers and disposing of the PCB fluid was approximately $120 million, which had been expended through the end of 1993. Some of the Company's electrical equipment containing PCBs was sent to scrap and salvage facilities and, as a result, the Company may be liable for penalties and for the costs of cleanup of those facilities. An accident or spill involving PCB oil-filled electrical equipment, resulting in exposure of persons or property to PCBs or their by-products, could result in material liability claims against the Company.

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

  From time to time, the companies are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of the companies' facilities. The Company does not believe, so far as it now foresees, that such violations or defaults will have a material adverse effect on its future business and operating results, except for events otherwise described in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 or in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, which could have such an effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company's annual meeting of shareholders was held on May 10, 1994. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each of the directors are shown below:

                                                         SHARES       SHARES
  NOMINEE                                               VOTED FOR  WITHHELD FROM
  -------                                              ----------- -------------
Jean Allard........................................... 195,539,465   3,255,661
James W. Compton...................................... 195,561,313   3,233,813
Sue L. Gin............................................ 195,665,973   3,129,153
Donald P. Jacobs...................................... 195,773,219   3,021,907
George E. Johnson..................................... 195,623,870   3,171,256
Harvey Kapnick........................................ 195,751,415   3,043,711
Byron Lee, Jr. ....................................... 195,856,763   2,938,363
Edward A. Mason....................................... 195,674,749   3,120,377
James J. O'Connor..................................... 195,598,468   3,196,658
Frank A. Olson........................................ 195,870,557   2,924,569
Samuel K. Skinner..................................... 195,483,666   3,311,460

  At the meeting, the Agreement and Plan of Merger was approved. The plan allows the Company to create a holding company structure, which will allow the Company's affiliates to compete with unregulated competition to provide energy services. A total of 171,720,144 shares voted to approve the plan, 3,270,241 shares voted against and 4,642,050 shares abstained (there were 19,162,691 broker non-votes on this item). In addition, shareholders approved the amendment of the Company's Restated Articles of Incorporation. A total of 179,139,176 shares voted to approve the amendment, 14,487,915 shares voted against and 5,168,035 shares abstained. Also at the meeting, the appointment by the Company's Board of Directors of Arthur Andersen & Co. as auditors for the year 1994 was approved. A total of 195,003,594 shares voted to approve the appointment, 1,833,602 shares voted against and 1,957,930 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------- ------------------------------------------------------------------
     (10)-1  Outside director stock award plan.
     (10)-2  Excess benefit savings plan.
     (12)    Statement computing ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
     (23)    Consent of independent public accountants.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated June 24, 1994 was filed containing a press release regarding the Company's results of operations for the five months and twelve months ended May 31, 1994.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August, 1994.

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

                          COMMONWEALTH EDISON COMPANY
                          ---------------------------

                                 EXHIBIT INDEX
                                 -------------


Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended June 30, 1994:


     Exhibit
     Number                             Description of Exhibit
     -------                  -------------------------------------------

      (10)-1                  Outside director stock award plan.

      (10)-2                  Excess benefit savings plan.

      (12)                    Statement computing ratios of earnings
                              to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.

      (23)                    Consent of independent public accountants.