Form 10-Q/A
period 1994-06-30
COMMONWEALTH EDISON CO
filed 1994-08-19
CIK 22606

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               FORM 10-Q/A-1

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

         Common Stock outstanding at July 31, 1994: 214,097,127 shares

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

     The purpose of this Amendment No. 1 is to refile the cover page of the Registrant's (Commonwealth Edison Company) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, which was filed with an incorrect reference to the quarterly period of the Report and an incorrect number of common shares outstanding.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of August, 1994.

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