Form 10-K/A
period 1993-12-31
COMMONWEALTH EDISON CO
filed 1994-08-31
CIK 22606

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 FORM 10-K/A-1

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     The purpose of this Amendment No. 1 is to correct certain exhibits (Exhibits (10)-3, 4, 5 and 6) by refiling those exhibits in their entirety and to file an additional exhibit (Exhibit (10)-19) to the Registrant's (Commonwealth Edison Company) Annual Report on Form 10-K for the year ended December 31, 1993.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following exhibits are filed herewith.

     EXHIBIT
     NUMBER                  DESCRIPTION OF DOCUMENT
     -------    --------------------------------------------------
     (10)-3     1994 Long-Term Performance Unit Award for
                  Executive and Group Level Employes Payable in
                  1995 under the 1993 Long-Term Incentive Plan.

     (10)-4     1994 Long-Term Performance Unit Award for
                  Executive and Group Level Employes Payable in
                  1996 under the 1993 Long-Term Incentive Plan.

     (10)-5     1994 Long-Term Performance Unit Award for
                  Executive and Group Level Employes Payable in
                  1997 under the 1993 Long-Term Incentive Plan.

     (10)-6     1994 Variable Compensation Award for Management
                  Employes under the 1993 Long-Term Incentive
                  Plan.

     (10)-19    1994 Award to Mr. O'Connor and Mr. Skinner under
                  the Commonwealth Edison Company 1993 Long-Term
                  Incentive Plan.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 31st day of August, 1994.


                              COMMONWEALTH EDISON COMPANY
                                       Registrant

                              By     Roger F. Kovack
                                 -----------------------
                                     Roger F. Kovack
                                       Comptroller
                              (Principal accounting officer and
                               officer duly authorized to sign
                                on behalf of the registrant)

                          COMMONWEALTH EDISON COMPANY
                          ---------------------------

                                 EXHIBIT INDEX
                                 -------------


     The following exhibits are filed herewith.

     EXHIBIT
     NUMBER                 DESCRIPTION OF DOCUMENT
     -------    ------------------------------------------------
     (10)-3     1994 Long-Term Performance Unit Award for
                  Executive and Group Level Employes Payable in
                  1995 under the 1993 Long-Term Incentive Plan.

     (10)-4     1994 Long-Term Performance Unit Award for
                  Executive and Group Level Employes Payable in
                  1996 under the 1993 Long-Term Incentive Plan.

     (10)-5     1994 Long-Term Performance Unit Award for
                  Executive and Group Level Employes Payable in
                  1997 under the 1993 Long-Term Incentive Plan.

     (10)-6     1994 Variable Compensation Award for Management
                  Employes under the 1993 Long-Term Incentive
                  Plan.

     (10)-19    1994 Award to Mr. O'Connor and Mr. Skinner under
                  the Commonwealth Edison Company 1993 Long-Term
                  Incentive Plan.