Form 10-K
COMMONWEALTH EDISON CO; UNICOM CORP
filed 1995-03-30
CIK 22606, 918040

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  (MARK
   ONE)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 COMMISSION       REGISTRANT; STATE OF INCORPORATION;           IRS EMPLOYER
 FILE NUMBER         ADDRESS; AND TELEPHONE NUMBER           IDENTIFICATION NO.
 -----------      -----------------------------------        ------------------
 1-11375        UNICOM CORPORATION                               36-3961038
                (an Illinois corporation)
                37th Floor, 10 South Dearborn Street
                Post Office Box A-3005
                Chicago, Illinois 60690-3005
                312/394-7399
 1-1839         COMMONWEALTH EDISON COMPANY                      36-0938600
                (an Illinois corporation)
                37th Floor, 10 South Dearborn Street
                Post Office Box 767
                Chicago, Illinois 60690-0767
                312/394-4321

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                               NAME OF
                                                            EACH EXCHANGE
    TITLE OF EACH CLASS                                  ON WHICH REGISTERED
---------------------------                           -------------------------

UNICOM CORPORATION
------------------

Common Stock, without par value                   New York, Chicago and Pacific

COMMONWEALTH EDISON COMPANY
---------------------------

(Listed on inside cover)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAVE BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X*.   No   .
                                       ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

*Unicom Corporation was formed in connection with the restructuring of Commonwealth Edison Company into a holding company structure. Unicom Corporation became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on August 30, 1994, when its Registration Statement on Form 8-B was declared effective by the Securities and Exchange Commission.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

COMMONWEALTH EDISON COMPANY Securities Registered Pursuant to Section 12(b) of the Act:

                                                               NAME OF
      TITLE OF                                              EACH EXCHANGE
     EACH CLASS                                          ON WHICH REGISTERED
--------------------------                            -------------------------
First Mortgage Bonds:
 7 5/8% Series 25, due June 1, 2003
 8% Series 26, due October 15, 2003
 8 1/8% Series 35, due January 15, 2007               New York
 8 1/8% Series 36, due June 1, 2007
 8 1/4% Series 37, due December 1, 2007

Sinking Fund Debentures:
 3%, due April 1, 1999
 2 7/8%, due April 1, 2001                            New York
 7 5/8% Series 1, due February 15, 2003

 2 3/4%, due April 1, 1999                            New York and Chicago

Cumulative Preference Stock, without
par value:
 $1.90; $2.00; $7.24; $8.40; $8.38;                   New York, Chicago and
 and $8.40 Series B                                   Pacific

 $2.425                                               New York

THE ESTIMATED AGGREGATE MARKET VALUE OF UNICOM CORPORATION'S 214,522,778 shares of outstanding Common Stock, without par value, was approximately
$5,400,000,000 as of February 28, 1995. In excess of 99.93% of Unicom Corporation's voting stock was owned by non-affiliates as of that date.

THE ESTIMATED AGGREGATE MARKET VALUE OF COMMONWEALTH EDISON COMPANY'S outstanding $1.425 Convertible Preferred Stock and Cumulative Preference Stock was approximately $800,000,000 as of February 28, 1995. Unicom Corporation held in excess of 99.99% of the 214,191,595 shares of outstanding Common Stock, $12.50 par value, of Commonwealth Edison Company as of that date.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of Unicom Corporation's Current Report on Form 8-K dated January 27, 1995 are incorporated by reference into Parts I, II and IV of the Unicom Corporation Annual Report on Form 10-K and portions of its definitive Proxy Statement relating to its Annual Meeting of shareholders to be held on May 24, 1995 are incorporated by reference into Part III of the Unicom Corporation Annual Report on Form 10-K.

  Portions of Commonwealth Edison Company's Current Report on Form 8-K/A-1 dated January 27, 1995 are incorporated by reference into Parts I, II and IV of the Commonwealth Edison Company Annual Report on Form 10-K and portions of its definitive Information Statement relating to its Annual Meeting of shareholders to be held on May 24, 1995 are incorporated by reference into Part III of the Commonwealth Edison Company Annual Report on Form 10-K.

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

  This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1994 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to any other companies affiliated with Unicom Corporation.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Definitions...............................................................   1
ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION:
Part I
  Item 1. Business........................................................   2
    General...............................................................   2
    Net Electric Generating Capability....................................   3
    Construction Program..................................................   4
    Rate Proceedings......................................................   6
    Fuel Supply...........................................................   7
    Regulation............................................................   8
    Employees.............................................................  14
    Interconnections......................................................  15
    Franchises............................................................  15
    Business and Competition..............................................  15
    Executive Officers of the Registrant..................................  17
    Operating Statistics..................................................  18
  Item 2. Properties......................................................  19
  Item 3. Legal Proceedings...............................................  20
  Item 4. Submission of Matters to a Vote of Security Holders.............  20
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  21
  Item 6. Selected Financial Data.........................................  22
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  22
  Item 8. Financial Statements and Supplementary Data.....................  22
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  22
Part III
  Item 10. Directors and Executive Officers of the Registrant.............  23
  Item 11. Executive Compensation.........................................  23
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  23
  Item 13. Certain Relationships and Related Transactions.................  23

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         TABLE OF CONTENTS (CONCLUDED)

                                                                            PAGE
                                                                            ----
ANNUAL REPORT ON FORM 10-K FOR COMMONWEALTH EDISON COMPANY:
Part I
  Item 1. Business........................................................   24
  Item 2. Properties......................................................   25
  Item 3. Legal Proceedings...............................................   25
  Item 4. Submission of Matters to a Vote of Security Holders.............   25
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................   25
  Item 6. Selected Financial Data.........................................   25
  Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................   25
  Item 8. Financial Statements and Supplementary Data.....................   26
  Item 9. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................   26
Part III
  Item 10. Directors and Executive Officers of the Registrant.............   26
  Item 11. Executive Compensation.........................................   26
  Item 12. Security Ownership of Certain Beneficial Owners and Management.   26
  Item 13. Certain Relationships and Related Transactions.................   26
ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
  COMPANY:
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
    8-K...................................................................   27
  Report of Independent Public Accountants on Supplemental Schedule to
    Unicom Corporation....................................................   34
  Report of Independent Public Accountants on Supplemental Schedule to
    Commonwealth Edison Company...........................................   35
  Schedule II--Valuation and Qualifying Accounts..........................   36
  Signature Page to Unicom Corporation Annual Report on Form 10-K.........   37
  Signature Page to Commonwealth Edison Company Annual Report on Form
    10-K..................................................................   38

                                  DEFINITIONS

  The following terms are used in the text of this document with the following meanings:

          TERM                                   MEANING
 ----------------------- ------------------------------------------------------
 AFUDC                   Allowance for funds used during construction
 CERCLA                  Comprehensive Environmental Response, Compensation and
                          Liability Act of 1980, as amended
 CFC                     Chlorofluorocarbon
 Circuit Court           Circuit Court of Cook County, Illinois
 Clean Air Amendments    Clean Air Act Amendments of 1990
 ComEd                   Commonwealth Edison Company, which is a majority-owned
                          subsidiary of Unicom.
 Congress                U.S. Congress
 Cotter                  Cotter Corporation, which is a wholly-owned subsidiary
                          of ComEd.
 DOE                     U.S. Department of Energy
 EMFs                    Electric and magnetic fields
 FERC                    Federal Energy Regulatory Commission
 Fuel Matters Settlement A settlement relating to the ICC fuel reconciliation proceedings involving ComEd for the period from 1985
                          through 1988 and to future challenges by the settling
                          parties to the prudency of ComEd's western coal costs
                          for the period from 1989 through 1992.
 IBEW                    International Brotherhood of Electrical Workers
                          (AFL-CIO)
 ICC                     Illinois Commerce Commission
 IDNS                    Illinois Department of Nuclear Safety
 Illinois EPA            Illinois Environmental Protection Agency
 Indiana Company         Commonwealth Edison Company of Indiana, Inc., which is
                          a wholly-owned subsidiary of ComEd.
 IPCB                    Illinois Pollution Control Board
 MAIN                    Mid-America Interconnected Network
 MGP                     Manufactured gas plant
 NPDES                   National Pollutant Discharge Elimination System
 NPL                     National Priorities List
 NRC                     Nuclear Regulatory Commission
 PCBs                    Polychlorinated biphenyls
 PRPs                    Potentially responsible parties under CERCLA
 Rate Matters Settlement A settlement concerning the proceedings relating to
                          ComEd's 1985 and 1991 ICC rate orders (which orders
                          relate to, among other things, the recovery of costs
                          associated with ComEd's four most recently completed
                          nuclear generating units), the proceedings relating
                          to the reduction in the difference between ComEd's
                          summer and non-summer residential rates that was
                          effected in the summer of 1988, outstanding issues
                          relating to the appropriate interest rate and rate
                          design to be applied to a refund made by ComEd during
                          1990 relating to a 1988 ICC rate order, and matters
                          related to a rider to ComEd's rates that it was
                          required to file as a result of the change in the
                          federal corporate tax rate made by the Tax Reform Act
                          of 1986.
 Rate Order              ICC rate order issued on January 9, 1995, as
                          subsequently modified
 Remand Order            ICC rate order issued on January 6, 1993, as
                          subsequently modified
 SEC                     Securities and Exchange Commission
 Unicom                  Unicom Corporation
 Unicom Enterprises      Unicom Enterprises Inc., which is a wholly-owned
                          subsidiary of Unicom.
 Unicom Thermal          Unicom Thermal Technologies Inc., which is a wholly-
                          owned subsidiary of Unicom Enterprises.
 Units                   ComEd's nuclear generating units known as Byron Unit 2
                          and Braidwood Units 1 and 2
 U.S. EPA                U.S. Environmental Protection Agency
 Westinghouse            Westinghouse Electric Corporation

               ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  Unicom was organized in the state of Illinois on January 28, 1994. On September 1, 1994, a corporate restructuring took place in which Unicom became the parent holding company of ComEd and Unicom Enterprises, an unregulated subsidiary engaged, through a subsidiary, in energy service activities. The primary purpose of the restructuring was to permit Unicom Enterprises to engage in energy service activities without the prior approval of, or being regulated by, the ICC, in part to permit timely responses to competitive activities which could adversely affect ComEd's utility business and in part to permit Unicom Enterprises to take advantage of unregulated business opportunities. Unicom's principal executive offices are located at 10 South Dearborn Street, Post Office Box A-3005, Chicago, Illinois 60690-3005, and its telephone number is 312/394-7399.

  Notwithstanding the restructuring, ComEd will continue to represent substantially all of the assets, revenues and net income of Unicom; and Unicom's resources and results of operations will be largely dependent on, and will reflect, those of ComEd. Unicom Enterprises' sole subsidiary, Unicom Thermal, is a development stage company and is not expected to make a material contribution to the revenues or results of operations of Unicom in the near future. Consequently, the descriptions that follow focus on the utility operations of ComEd, although information is provided with respect to the unregulated operations of Unicom Enterprises.

 Utility Operations

  ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers in northern Illinois. ComEd was organized in the state of Illinois on October 17, 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company. The latter had been incorporated on September 17, 1907. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.2 million as of December 31, 1992, approximately 8.1 million as of December 31, 1993 and approximately 8.2 million as of December 31, 1994. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which ComEd derived approximately one-third of its ultimate consumer revenues in 1994. ComEd had approximately 3.3 million electric customers at December 31, 1994. ComEd's principal executive offices are located at 10 South Dearborn Street, Post Office Box 767, Chicago, Illinois 60690-0767, and its telephone number is 312/394-4321.

  ComEd's financial condition will continue to depend on its ability to generate revenues to cover its costs and to maintain adequate debt and preferred and preference stock coverages and common stock equity earnings. ComEd has no significant revenues other than from the sale of electricity. ComEd's management recognizes that competitive and regulatory circumstances in Illinois may limit its ability to raise its rates. Consequently, ComEd's financial condition will be affected by, and ComEd's management is addressing, actions to maintain and increase sales, to control operating and capital expenditures and to anticipate competitive activities. See "Rate Proceedings" and "Business and Competition" below.

  During the past several years, ComEd has instituted cost reduction plans including various workforce reductions. ComEd reached agreement in August 1993 with its unions regarding certain cost reduction actions. The agreement provided for a wage freeze until April 1, 1994, changes to reduce health care plan costs, increased use of part-time employment and changes in holiday provisions. The agreement also included a continuation of negotiations relative to other issues.

ComEd and union representatives reached agreement in February 1994 and announced an offer of a voluntary early retirement program. This program is available to ComEd and the Indiana Company management, non-union and union employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. The period for most eligible employees to elect to participate in the program expired on April 20, 1994. The charge to income related to the program in 1994 was approximately $20 million (net of income tax effects) related to employees who accepted the program during 1994. ComEd estimates that, in total, approximately $21 million (net of income tax effects) will be charged to income as a result of the program. See "Regulation" below and Note 12 of Notes to Financial Statements in Unicom's Current Report on Form 8-K dated January 27, 1995 and ComEd's Current Report on Form 8-K/A-1 dated January 27, 1995 (the "January 27, 1995 Form 8-K Reports").

  See "Fuel Supply," "Regulation" and "Item 3. Legal Proceedings" herein for information concerning administrative and legal proceedings and certain other matters involving ComEd, the Indiana Company and Cotter. The outcome of certain of the proceedings or matters described or referred to therein, if not favorable to ComEd and the Indiana Company, could have a material adverse effect on the future business and operating results of Unicom, ComEd and the Indiana Company.

 Unregulated Operations

  Unicom's wholly-owned subsidiary, Unicom Enterprises, intends, through subsidiaries, to engage in energy-related businesses which will not be subject to utility regulation by state or federal agencies. As of February 28, 1995, Unicom Enterprises had only one subsidiary, Unicom Thermal, which will provide district cooling services to office and other buildings from central locations in the city of Chicago. District cooling involves, in essence, the production of chilled water at a central location and its circulation from such location to customers' buildings in a closed circuit of piping. Such water is used to chill air in customers' air conditioning systems without the use of CFCs. As a result of the Clean Air Amendments, the manufacture and use of CFCs will be curtailed, commencing in 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as district cooling. Unicom Thermal and the city of Chicago have entered into a franchise agreement. Unicom Thermal is currently a development stage enterprise and, as such, has generated no sales revenues. Unicom Thermal has secured several long-term contracts and expects to begin serving customers in the summer of 1995. Unicom Thermal is in the process of negotiating with additional potential customers.

NET ELECTRIC GENERATING CAPABILITY

  ComEd and the Indiana Company consider their owned (non-summer) generating capability to be 22,522,000 kilowatts. After deducting summer limitations of 557,000 kilowatts, ComEd and the Indiana Company consider their net summer generating capability to be 21,965,000 kilowatts. The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and to generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities. See "Item 2. Properties."

  ComEd's highest peak load experienced to date occurred on July 5, 1994 and was 17,928,000 kilowatts; and the highest peak load experienced to date during a winter season occurred on January 18, 1994 and was 14,179,000 kilowatts. ComEd's kilowatthour sales and generation are generally higher (primarily during the summer periods but also during the winter periods) when temperature extremes create demand for either summer cooling or winter heating.

CONSTRUCTION PROGRAM

 Utility Operations

  ComEd and its electric utility subsidiary, the Indiana Company, have a construction program for the three-year period 1995-97 which consists principally of improvements to ComEd's and the Indiana Company's existing nuclear and other electric production, transmission and distribution facilities. It does not include funds (other than for planning) to add new generating capacity to ComEd's system. The program, as approved by Unicom and ComEd in December 1994, calls for electric plant and equipment expenditures of approximately $2,750 million (excluding nuclear fuel expenditures of approximately $800 million). It is estimated that such construction expenditures, with cost escalation computed at 3.5% annually, will be as follows:

                                                                THREE-YEAR
                                               1995  1996  1997   TOTAL
                                               ----  ----  ---- ----------
                                                 (MILLIONS OF DOLLARS)
   Production................................. $415  $395  $360   $1,170
   Transmission and Distribution..............  410   445   455    1,310
   General....................................   95    90    85      270
                                               ----  ----  ----   ------
       Total.................................. $920  $930  $900   $2,750
                                               ====  ====  ====   ======

  In October 1994, ComEd made a commitment to provide for the replacement of the steam generators at its Braidwood Unit 1 and Byron Unit 1 nuclear generating plants, for service in the years 1998 and 1999, respectively, at a total estimated cost of approximately $470 million. Approximately $170 million of this estimated cost is included in the construction expenditures shown above. See "Regulation," subcaption "Nuclear" below for additional information.

  ComEd and the Indiana Company's construction expenditures during 1994 were approximately $721 million.

  ComEd's gross investment in nuclear generating capacity (excluding nuclear fuel) is approximately $14 billion at December 31, 1994, and ComEd expects that investment to be approximately $14.5 billion by the end of 1997 as a result of improvements. Gross additions to and retirements from utility property, excluding nuclear fuel, of ComEd and the Indiana Company for the five years ended December 31, 1994 were $4,313 million and $431 million, respectively.

  ComEd periodically reviews its projection of probable future demand for electricity in its service territory. It currently projects an average annual growth of 2% in annual peak load and 1.75% in annual output through 1998; thereafter, due in part to implementation of national energy efficiency standards, ComEd projects long-term average annual growth of 1.75% in annual peak load and 1.5% in annual output. ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1997 and each year thereafter through the year 2000. The projected resource needs reflect the current planning reserve margin recommendations of MAIN, the reliability council of which ComEd is a member. ComEd's forecasts indicate that the need for additional resources during this period would exist only during the summer months. ComEd does not expect to make expenditures for additional capacity to the extent the need for capacity can be met through cost-effective demand-side management resources, non-utility generation or other power purchases. To assess the market potential to provide such cost-effective resources, ComEd solicited proposals in 1992 to supply it with cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases sufficient to meet forecasted requirements through the year 2000. The responses to the solicitation suggested, at that time, that adequate resources to meet ComEd's needs could be obtained from those sources. Based on its most recent load forecast and the current wholesale power market, ComEd cannot conclude that those sources represent the most economical alternative. If ComEd were to build additional capacity to meet its needs, it would need to make additional expenditures during the 1995-97 period.

  ComEd's construction program will be reviewed and modified as necessary to adapt to changing economic conditions, rate levels and other relevant factors including changing business and legal needs and requirements. ComEd cannot anticipate all such possible needs and requirements. ComEd has not budgeted for a number of projects, particularly at generating stations, which could be required, but which ComEd does not expect to be required during the budget period. In particular, ComEd has not budgeted for the construction of scrubbers at its Kincaid station or for the replacement of major amounts of piping at its boiling water reactor nuclear stations. While regulatory needs in particular are more likely, on balance, to require increases in construction expenditures than decreases, financial constraints may require compensating or greater reductions in other construction expenditures. See "Regulation" below for additional information.

  The 1995-97 construction program includes approximately $38 million for environmental control facilities, of which approximately $6 million, $14 million and $18 million is budgeted for 1995, 1996 and 1997, respectively. Expenditures on such facilities were $22 million, $28 million and $24 million during 1992, 1993 and 1994, respectively.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,210 million at December 31, 1994. In addition, ComEd has substantial commitments for the purchase of coal as indicated in the following table.

  CONTRACT                                                PERIOD   COMMITMENT(1)
  --------                                               --------- -------------
Black Butte Coal Co..................................... 1995-2007    $1,119
Decker Coal Co. ........................................ 1995-2015    $  822
Big Horn Coal Co. ...................................... 1998         $   21
Other commitments....................................... 1995-1996    $   31

--------
(1) Estimated costs in millions of dollars FOB mine. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Fuel Supply" below and Notes 1 and 19 of Notes to Financial Statements in the January 27, 1995 Form 8-K Reports.

  ComEd has forecast that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements for ComEd preference stock and for ComEd and the Indiana Company long-term debt are summarized in Notes 7 and 8, respectively, of Notes to Financial Statements in the January 27, 1995 Form 8-K Reports). The forecast assumes the rate levels reflected in the Rate Order (described below) remain in effect. See "Rate Proceedings" herein for additional information.

  See Note 1 of Notes to Financial Statements and "Results of Operations" subcaption "Other Items" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the January 27, 1995 Form 8-K Reports for information concerning AFUDC.

 Unregulated Operations

  Unicom Thermal has forecasted capital expenditures for the years 1995-97 of approximately $95 million, primarily representing the construction costs of its district cooling facilities and piping system. Construction of its first district cooling facility is expected to be completed by May 1995 and is expected to cost approximately $30 million. As of December 31, 1994, Unicom Thermal's purchase commitments, principally related to construction, were approximately $24 million. Unicom Thermal's construction expenditures during 1994 were approximately $19 million.

  Unicom expects to obtain funds to invest in Unicom Enterprises and its subsidiaries principally from dividends that it receives on its ComEd common stock and from bank borrowings by Unicom Enterprises. While the amount of dividends on ComEd common stock is expected to be greater than the amount of dividends on Unicom common stock, the availability of such dividends is dependent on ComEd's financial performance and cash position. Other forms of financing by ComEd of Unicom or its other subsidiaries, such as loans or additional equity investments (none of which is expected), would be subject to the prior approval of the ICC.

  Unicom Enterprises has a $200 million credit facility which will expire in 1997 of which $180 million was unused as of February 28, 1995. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility would be set at the time of a borrowing and would be based on either a prime interest rate or a floating rate bank index plus a spread which will vary with the credit rating of ComEd's outstanding first mortgage bonds. See Note 9 of Notes to Financial Statements in Unicom's January 27, 1995 Form 8-K Report for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

RATE PROCEEDINGS

  ComEd's revenues, net income, cash flows and plant carrying costs have been affected directly by various rate-related proceedings. During the periods presented in the consolidated financial statements, ComEd was involved in a number of proceedings concerning its rates. The uncertainties associated with such proceedings and related issues, among other things, led to the Rate Matters Settlement and the Fuel Matters Settlement (which are discussed below).

 Settlements Relating to Certain Rate Matters

  Under the Rate Matters Settlement, effective as of November 4, 1993, ComEd reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period which ended in November 1994 (to be followed by a reconciliation period of no more than five months). ComEd had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million or $0.75 per common share. The recording of the effects of the Rate Matters Settlement in October 1993 reduced 1993 net income by approximately $292 million or $1.37 per common share, in addition to the approximately $160 million effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million or $1.26 per common share in deferred carrying charges, net of income taxes, authorized in the Remand Order. The deferred recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded.

  Under the Fuel Matters Settlement, effective as of December 2, 1993, ComEd commenced paying approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period which ended in November 1994. The recording of the effects of the Fuel Matters Settlement in October 1993 reduced 1993 net income by approximately $62 million or $0.29 per common share.

 Other Rate Matters

  On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 10, 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates, (ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when such costs will be collected prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in
Note 1 of Notes to Financial Statements in the January 27, 1995 Form 8-K Reports for information related to the level of decommissioning cost collections allowed in the Rate Order. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  In the Rate Order, the ICC determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base.

FUEL SUPPLY

  The kilowatthour generation of ComEd and the Indiana Company for 1994 was provided from the following fuel sources: nuclear 71%, coal 25%, oil 1% and gas 3%.

 Nuclear Fuel

  ComEd has uranium concentrate inventory, supply contracts and subsidiary resources sufficient to meet the majority of its uranium concentrate requirements through 1995 and portions of its requirements for periods beyond 1995. ComEd's contracted conversion services are sufficient to meet most of its uranium conversion requirements through 1996. All of ComEd's enrichment requirements have been contracted for through 1999. Commitments for fuel fabrication have been obtained for ComEd's nuclear units at least through 1999. ComEd does not anticipate that it will have any difficulty in negotiating contracts for uranium concentrates, conversion, enrichment and fuel fabrication services for its remaining requirements.

  See "Regulation," subcaption "Nuclear" herein for information concerning the disposal of radioactive waste.

 Coal

  ComEd burns low sulfur western coal at all its coal-fired stations. ComEd's present policy is to maintain a coal inventory of at least 30 days of high utilization. As of February 28, 1995, coal inventories approximated 33 days. The average cost per ton of coal consumed by ComEd and the Indiana Company for the years 1992, 1993 and 1994, including transportation charges, was $52.57, $49.42 and $39.50, respectively.

  Compared to other utilities, ComEd has relatively low average fuel costs. This results from ComEd's reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for the delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. Coal costs (including costs of reserve coal) which are not recoverable in rates, if any, will have to be charged to income. For additional information concerning ComEd's coal purchase commitments, see "Construction Program," subcaption "Utility Operations" above. For additional information regarding ComEd's fuel reconciliation proceedings and coal reserves, see "Fuel Adjustment Clause" below and Notes 1 and 2 of Notes to Financial Statements in the January 27, 1995 Form 8-K Reports.

 Oil and Gas

  ComEd's fast-start peaking units use middle distillate oils. Approximately half of this capacity can also be fueled with natural gas. ComEd's 2,698,000 kilowatt Collins station is fueled with natural gas and residual oil. ComEd purchases oil and gas in the spot market as needed. The conversion of three of the five units at Collins station to dual fuel capability (residual oil and natural gas) was completed during 1994. ComEd has a contract for the delivery and storage of natural gas from gas pipelines to Collins station which expires in 2003.

 Fuel Adjustment Clause

  Through its fuel adjustment clause, ComEd recovers from its customers the cost of the fuel used to generate electricity and of purchased power as compared to fuel costs included in base rates. The amounts collected under the fuel adjustment clause are subject to review by the ICC, which, under the Illinois Public Utilities Act, is required to hold annual public hearings to reconcile the collected amounts with the actual cost of fuel and power prudently purchased. In the event that the collected amounts exceed such actual cost, then the ICC can order that the excess be refunded.

  For additional information concerning ComEd's fuel reconciliation proceedings and coal reserves, see Notes 1 and 2 of Notes to Financial Statements in the January 27, 1995 Form 8-K Reports.

REGULATION

  ComEd and the Indiana Company are subject to state and federal regulation in the conduct of their respective businesses, including the operations of Cotter. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures. ComEd is subject to regulation by the ICC as to rates and charges, issuance of securities (other than debt securities maturing in not more than twelve months), service and facilities, classification of accounts, transactions with affiliated interests as defined in the Illinois Public Utilities Act and other matters. In addition, the ICC in certain of its rate orders has exercised jurisdiction over ComEd's environmental control program.

  ComEd is subject to the jurisdiction of the FERC with respect to the issuance of debt securities maturing in not more than twelve months. ComEd is also subject to the jurisdiction of the FERC and the DOE under the Federal Power Act with respect to certain other matters, including the sale for resale of electric energy and the transmission of electric energy in interstate commerce, and to the jurisdiction of the DOE with respect to the disposal of spent nuclear fuel and other radioactive wastes.

  On September 1, 1994, a corporate restructuring took place in which Unicom became the parent holding company of ComEd and Unicom Enterprises, an unregulated subsidiary engaged, through a subsidiary, in energy service activities. The primary purpose of the restructuring was to permit Unicom Enterprises to engage in energy service activities without the prior approval of, or being regulated by, the ICC, in part to permit timely responses to competitive activities which could adversely affect ComEd's utility business and in part to permit Unicom Enterprises to take advantage of unregulated business opportunities.

  Unicom is a public utility holding company as defined by the Public Utility Holding Company Act of 1935 because of its majority ownership of common stock of ComEd, and ComEd is a public utility holding company as defined in such Act because of its ownership of the Indiana Company. However, both Unicom and ComEd are exempt from most provisions of such Act.

  The Indiana Company, an "affiliated interest" of ComEd within the meaning of the Illinois Public Utilities Act, is subject to regulation by the Indiana Utility Regulatory Commission and to the jurisdiction of the FERC, the DOE and federal and state of Indiana pollution control and other agencies.

 Nuclear

  The IDNS has jurisdiction over certain activities in Illinois relating to nuclear power and safety, and radioactive materials. Effective June 1, 1987, the IDNS replaced the NRC as the regulator and licensor of certain source, by-product and special nuclear material in quantities not sufficient to form a critical mass, including such material contained in various measuring devices used at fossil-fuel power plants. The IDNS has promulgated regulations which are substantially similar to the corresponding federal regulations. The IDNS also has authority to license a low-level radioactive waste disposal facility and to regulate alternative methods for disposing of materials which contain only trace amounts of radioactivity.

  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. It is not certain when the DOE will accept high-level radioactive waste from ComEd and other operators of nuclear power plants. Extended delays or a default by the DOE would lead to consideration of costly alternatives involving serious siting and environmental issues. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. ComEd has elected to pay the one-time fee, with interest, just prior to the first scheduled delivery of spent nuclear fuel to the DOE. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. ComEd's capability to store spent fuel is more than adequate for some years to come. All stations except Dresden and Zion stations will have spent fuel capacity at least through the year 2009. Dresden station has capacity through 2001. Zion station has capacity through 2005. Meeting spent fuel storage requirements beyond the years described above could require new and separate storage facilities, the costs for which have not been determined.

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Since July 1, 1994, there have been no commercial operating sites in the United States for the disposal of low-level radioactive waste available to ComEd. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. ComEd anticipates the possibility of serious difficulties in disposing of low-level radioactive waste.

  ComEd is subject to the jurisdiction of the NRC with respect to its nuclear generating stations. The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The

NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

  During the past several years, the NRC has placed two of ComEd's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Although Zion station (which was placed on the list in early 1991) was removed from that list in February 1993, Dresden station (which was placed on the list in early 1992) remains on the list. The NRC concern with Dresden station was that, although processes and programs were in place to make improvements, the rate of improvement needed to accelerate. In February 1995, the NRC reported that a sense of progress at Dresden is evident, but that more time is needed to determine if the improving trend will continue. Because of the age of the Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Beginning in late 1992, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations.

  In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. In the February 1995 report, the NRC concluded that LaSalle County had arrested the adverse trends in most areas and "normal" designation should be returned. Like Dresden and LaSalle County, the NRC noted that positive developments had been observed at Quad-Cities but additional time was required to determine if those developments had been effective in arresting the adverse trends and thus Quad-Cities remains on the list of plants with adverse performance trends. As noted above, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations in connection with the Zion, Dresden and Quad-Cities stations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1993; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance.

  In accordance with a commitment to the NRC, ComEd examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. ComEd replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3 and is taking alternative remedial actions which are intended to minimize the need to replace such piping at Dresden Unit 2, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and 2. If ComEd is required to replace all of such piping, the estimated construction expenditures, in current-year (1995) dollars, would be approximately $645 million.

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in June 1991 and additional follow-up studies are continuing. Based on the most recent findings of these studies, it will not be necessary to replace the Zion steam generators until at least the year 2005 and ComEd believes that the potential exists that replacement will not be necessary during the original operating license life, which expires in 2013. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed in 1998 for Braidwood Unit 1 and in 1999 for Byron Unit 1. The estimated replacement costs, including the costs of removal of the existing steam generators, are approximately $235 million for each unit. Approximately $170 million of expenditures are included in the current 1995-97 construction program. See "Item 3. Legal Proceedings" herein concerning litigation by ComEd against Westinghouse concerning steam generators.

  During the year 1994, civil penalties were imposed on ComEd by the NRC on eight occasions for violations of NRC regulations in amounts aggregating $867,500. Since January 1, 1995, there have been no violations of NRC regulations identified which have resulted in civil penalties. There are two potentially enforceable issues currently outstanding and under review by the NRC.

  The uranium mining and milling operations of Cotter are subject to regulation by the state of Colorado and the NRC.

 Environmental

  ComEd and the Indiana Company are subject to regulation regarding environmental matters by the United States and by the states of Illinois, Indiana, Iowa and, in the case of Cotter, Colorado, and by local jurisdictions where ComEd and the Indiana Company operate their facilities. The IPCB has jurisdiction over environmental control in the state of Illinois, which includes authority to regulate air, water and noise emissions and solid waste disposal, together with the Illinois EPA, which enforces regulations of the IPCB and issues permits in connection with environmental control. The U.S. EPA administers certain federal statutes relating to such matters. The IPCB has published a proposed rule under which it would have the power to regulate radioactive air pollutants under the Illinois Environmental Protection Act and the Federal Clean Air Act Amendments of 1977.

  Air quality regulations, promulgated by the IPCB as well as the Indiana and Hammond Departments of Environmental Management in accordance with federal standards, impose restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state and local environmental protection agencies for the operation of emission sources. Permits authorizing operation of ComEd's fossil-fueled generating facilities subject to this requirement have been obtained and, where such permits are due to expire, ComEd has, in a timely manner, filed applications for renewal or requested extensions of the existing permits.

  Under the Federal Clean Water Act, NPDES permits for discharges into waterways are required to be obtained from the U.S. EPA or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. ComEd and the Indiana Company either have NPDES permits for all of their generating stations or have filed applications for renewals of such permits under the current delegation of the program to the Illinois EPA or the Indiana Department of Environmental Management. ComEd is also subject to the jurisdiction of certain pollution control agencies of the state of Iowa with respect to the discharge into the Mississippi River from the Quad-Cities station. Reissued NPDES permits for several generating facilities establish schedules by which the facilities must meet tighter discharge limits when using certain biocides in condenser cooling water systems. ComEd has embarked on a program to obtain compliance with the new permit requirements by the April 1995 compliance date.

  On August 10, 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County, Joliet and Dresden generating stations. In July 1991, the Sierra Club and ComEd reached a settlement of this suit which was approved by the Court on November 1, 1991. Under the settlement, ComEd has agreed to perform an ecological study of the thermal effluents discharged from the generating stations. Ultimately, this study, which is currently underway, may determine whether the installation of closed cycle cooling facilities or operational restrictions are necessary at one or more of these stations.

  The Great Lakes Critical Programs Act of 1990 requires that, following the issuance of guidance by the U.S. EPA, the states of Illinois and Indiana, among others, adopt water quality standards, policies and procedures to assure protection of the water quality of the Great Lakes. Water quality standards and procedures that the states would be required to adopt are to be based on the U.S. EPA's final guidance issued on March 13, 1995. ComEd is presently evaluating the final guidance to assess the extent to which it may impact certain ComEd facilities. Ultimately, the new rules may require that ComEd install additional pollution control equipment or restrict operations at its facilities that discharge, either directly or indirectly, into Lake Michigan.

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. In January 1995, the federal court's decision was affirmed by the U.S. Court of Appeals. It is not known whether a petition for rehearing or further appeals will be filed. Under the Compliance Plan approved by the ICC, ComEd would have been allowed to burn low sulfur Illinois coal at Kincaid station without the installation of pollution control equipment for the years 1995 through 1999, and to purchase any necessary emission allowances that are expected to be available under the Clean Air Amendments during this period. Also, under the Plan, ComEd expected to install pollution control equipment for Kincaid station by the year 2000. ComEd is currently burning Utah coal at Kincaid station to meet Clean Air Act Phase I requirements. When the final outcome of the federal litigation is known, ComEd will determine whether any changes are required.

  The Clean Air Amendments also require reductions in nitrogen oxide emissions from ComEd and the Indiana Company's fossil fuel generating units. The Illinois EPA has proposed rules with respect to such emissions which would require modifications to certain of ComEd's boilers inside the Chicago ozone non-attainment area. On March 6, 1995, the U.S. EPA issued a proposed rule exempting existing sources from further nitrogen oxide emission reductions. The Illinois EPA is now considering nitrogen oxide emission reductions at ComEd generating stations outside the Chicago ozone non-attainment area due to ozone transport. Under the Acid Rain program, the U.S. EPA will prepare nitrogen oxide emission regulations for all of ComEd's boilers with a compliance date of January 1, 2000.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, or may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA.

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1995) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, ComEd has a reserve as of December 31, 1994 of approximately $25 million, which reflects the low end of the range of its estimate of the liability associated with former MGP sites. In addition, as of December 31, 1994, ComEd has a reserve of $8 million, representing its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  On July 17, 1991, the U.S. Government filed a complaint in U.S. District Court alleging that ComEd and four other defendants are PRPs for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near ComEd's Byron station in Byron, Illinois. The U.S. Government alleges that a portion of the site is owned by ComEd. The U.S. Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. ComEd is currently pursuing a negotiated settlement and is not actively pursuing cost recovery from other PRPs at this time.

  On October 16, 1992, the U.S. EPA notified ComEd and four other companies, including the site operator, that they were PRPs for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. On April 19, 1993, the U.S. EPA issued an order under Section 106 of CERCLA to ComEd and the other parties to investigate and remove the contamination from the site. ComEd sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation is currently estimated to be approximately $8 to $9 million. The site operator claims to be unable to fund more than a small share of the removal costs. Consequently, the other parties have agreed to an interim allocation of the removal costs. The interim agreement allocates 55% of the removal costs to ComEd. ComEd and the other PRPs have filed a cost recovery action against the site operator and the site owners to require that they provide their share of the remediation costs. ComEd and the site owner are in litigation with several insurance companies for claims. Additional PRPs are being sought.

  In the operation of its electric distribution system, ComEd utilized equipment containing PCBs. Such equipment included transformers located in customer-owned buildings and in sidewalk vaults. Under regulations adopted by the U.S. EPA, these transformers containing PCBs were required to be modified (with non-PCB fluid) or be replaced. ComEd has completed the replacement of over 2,000 PCB fluid transformers that were located in or near commercial buildings and were subject to the federal regulations. The estimated cost to ComEd of replacing or modifying these transformers and disposing of the PCB fluid was approximately $120 million, which had been expended through the end of 1993. Some of ComEd's electrical equipment containing PCBs was sent to scrap and salvage facilities and, as a result, ComEd may be liable for penalties and for the costs of cleanup of those facilities. An accident or spill involving PCB oil-filled electrical equipment, resulting in exposure of persons or property to PCBs or their by-products, could result in material liability claims against ComEd.

  In September 1990, the IPCB replaced existing landfill regulations with new, more stringent design and performance standards. These regulations are expected to increase the cost to ComEd for disposal of coal combustion by-products at its Joliet station. At Joliet, an existing landfill utilized for disposal of coal ash may require the installation by 1997 of engineered retrofits designed to protect groundwater. ComEd intends to request exemptions from certain of the new regulations from the IPCB. If its request is denied, then alternative landfill siting, commercial disposal, or retrofitting of the existing facility could result in significant increases in disposal expenditures.

  The outcome of many of the regulatory proceedings referred to above, if not favorable, could have a material adverse effect on Unicom and ComEd's future business and operating results.

  An unresolved issue is whether exposure to EMFs may result in adverse health effects or damage to the environment. EMFs are produced by virtually all devices carrying or utilizing electricity, including transmission and distribution lines as well as home appliances. If regulations are adopted related to EMFs, they could affect the construction and operation of electrical equipment, including transmission and distribution lines and the cost of such equipment. ComEd cannot predict the effect on the cost of such equipment or operations if new regulations related to EMFs are adopted. In the absence of such regulations, EMFs have nonetheless become an issue in siting facilities and in other land use contexts. Litigation has been filed in a variety of locations against a variety of defendants (including ComEd) alleging that the presence or use of electrical equipment has had an adverse effect on the health of persons. If plaintiffs are successful in litigation of this type and it becomes widespread, the impact on ComEd and on the electric utility industry is not predictable, but could be severe.

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in this Annual Report on Form 10-K which could have such an effect.

EMPLOYEES

  The total number of employees of Unicom and its subsidiary companies was approximately 18,460 (of which 18,451 employees were employed by ComEd and the Indiana Company) at December 31, 1994. Of that amount, about 10,864 employees of ComEd are represented by the IBEW, Local 15, and about 169 employees of the Indiana Company are represented by the United Steelworkers of America, Local 12502. Effective May 1, 1994, the 17 local unions of the IBEW reorganized into one local union. Collective bargaining agreements with the unions are effective through March 31, 1995. Supplemental agreements covering pension, life insurance, savings and investment, medical, dental and vision care plans are effective through March 31, 1995. See "General," subcaption "Utility Operations," above for information relating to certain changes to union agreements during 1994.

INTERCONNECTIONS

  ComEd has interconnections for the transmission of electricity with Central Illinois Light Company, Central Illinois Public Service Company, Illinois Power Company, Indiana Michigan Power Company (a subsidiary of American Electric Power Company), Interstate Power Company, Iowa-Illinois Gas and Electric Company, Northern Indiana Public Service Company, Wisconsin Electric Power Company and Wisconsin Power and Light Company for the purpose of exchanging energy and for other forms of mutual assistance.

  ComEd and 13 other Midwest power systems are regular members of MAIN (which also includes six associate members and one affiliate member). The members have entered into an agreement to work together to ensure the reliability of electric power production and transmission throughout the area they serve.

FRANCHISES

  ComEd's franchises are in general deemed adequate to permit it to engage in the business it now conducts.

  In the city of Chicago, ComEd operates under a nonexclusive electric franchise ordinance effective January 1, 1992, and continuing in force until December 31, 2020. ComEd derives approximately one-third of its ultimate consumer revenues from the city of Chicago.

  The electric business outside of the city of Chicago is conducted in municipalities under nonexclusive franchises and, where required, under certificates of convenience and necessity granted by the ICC. The following tabulation summarizes as of December 31, 1994 the expiration dates of the electric franchises held in 395 of the 396 municipalities outside of the city of Chicago capable of granting franchises and in which ComEd currently provides electric service.

FRANCHISE                        ESTIMATED
EXPIRATION          NUMBER OF    AGGREGATE
 PERIODS          MUNICIPALITIES POPULATION
----------        -------------- ----------
 1996-2006.......        4        108,000
 2007-2017.......       13        111,000
 2018-2028.......        4          5,000

FRANCHISE                        ESTIMATED
EXPIRATION          NUMBER OF    AGGREGATE
 PERIODS          MUNICIPALITIES POPULATION
----------        -------------- ----------
 2029-2039.......        1           *
 2040 and subse-
  quent years....      369       3,997,000
 No stated time
  limit..........        4          71,000

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

  The market in which electric utilities like ComEd operate has become more competitive as a result of technological and regulatory changes and many observers believe competition will intensify. Self-generation can be economical for certain customers, depending on how and when they use electricity and other customer-specific considerations. A number of competitors are currently seeking to identify and do business with those customers. In addition, suppliers of other forms of energy are increasingly competing to supply energy needs which historically were supplied primarily or exclusively by electricity.

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the FERC to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. Although ComEd cannot now predict the full impact of this Act, it will likely create and increase competition to supply the power needs of large users of electricity.

  ComEd is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in ComEd's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract ComEd's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities wherever they exist. In addition, cogeneration and energy services companies have begun soliciting ComEd's customers to provide alternatives to using ComEd's electricity. In October 1993, the ICC granted ComEd the authority to negotiate special discount contract rates with new or existing industrial customers for up to a total of 400 megawatts of added load, where the customers would not have chosen service from ComEd for the increased load in the absence of the discount rates. In addition, in June 1994, the ICC granted ComEd the authority to negotiate special discount contract rates with up to 25 of its largest existing customers, where such contracts would be necessary to retain the customers' existing load on ComEd's system.

  ComEd recently negotiated amendments to existing contracts with three of its wholesale municipal customers, which extended the contracts for an additional ten-year period past the 1997 expiration dates. ComEd was one of a number of bidders for providing service to these customers. The contracts became effective upon FERC approval.

  The ICC formed a task force for the purpose of conducting a broad-based and open examination of the expanding presence of market components within the electric utility industry. Participants from more than forty organizations, including representatives from the electric utility industry, are meeting to examine three broad issues: effects of regulation, competition and future regulatory and legislative changes. A report examining all sides of the issues is planned for release in the first half of 1995 to the ICC, the legislature, the Governor and other Illinois constitutional officers.

  There also exists the possibility of legislation being introduced in the Illinois General Assembly suggesting changes in the regulatory framework under which Illinois electric utilities operate. ComEd is aware of discussions regarding proposals that include structures for forms of retail wheeling of power and alternative rate regulation. ComEd cannot predict whether, or in what form, any such proposals might be introduced or what, if anything, or when something might be enacted. Retail wheeling, if enacted, could adversely affect the ability of ComEd to recover certain of its investment in generation, transmission and distribution equipment.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  EFFECTIVE DATE OF ELECTION
          NAME         AGE                POSITION                   TO PRESENT POSITION
   -----------------   ---  ------------------------------------  --------------------------
   James J. O'Connor   58   Chairman and Chief Executive Officer      January 28, 1994

   Samuel K. Skinner   56   President                                 January 28, 1994

   John C. Bukovski    52   Vice President                            January 28, 1994

   Roger F. Kovack     46   Comptroller                               January 28, 1994

   Dennis F. O'Brien   49   Treasurer                                 January 28, 1994

   David A. Scholz     53   Secretary                                 January 28, 1994

  The present term of office of each of the above executive officers extends to the first meeting of Unicom's Board of Directors after the next annual election of Directors scheduled to be held on May 24, 1995.

  Each of the above executive officers has been employed by ComEd for more than five years, except for Mr. Skinner, and by Unicom since January 28, 1994 in executive or management positions. Since January 1, 1990 and prior to his election as President of ComEd effective February 1, 1993, Mr. Skinner was Secretary of the United States Department of Transportation prior to December 1991, Chief of Staff to the President of the United States from December 1991 to August 1992, and General Chairman of the Republican National Committee from August 1992 to January 1993. Since January 1, 1990, the Unicom officers listed above, except for Mr. Skinner, held and continue to hold the following present positions at ComEd: Mr. O'Connor is Chairman and Chief Executive Officer; Mr. Bukovski is Vice President; Mr. Kovack is Comptroller; Mr. O'Brien is Treasurer; and Mr. Scholz is Secretary.

  There are no family relationships among the executive officers, directors and nominees for director of Unicom.

OPERATING STATISTICS

                                                  YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
Electric Operating Revenues (thousands of
 dollars)(1):
 Residential...............................  $2,273,763  $2,341,155  $2,146,523
 Small commercial and industrial...........   1,917,084   1,962,662   1,874,393
 Large commercial and industrial...........   1,381,251   1,437,680   1,373,939
 Public authorities........................     452,512     474,034     452,508
 Electric railroads........................      26,179      27,593      27,633
 Provisions for revenue refunds--ultimate
  consumers................................     (15,909) (1,281,788)    (18,372)
 Sales for resale (net of provisions for
  revenue refunds).........................     187,147     237,573     113,603
 Other revenues............................      55,494      61,531      56,094
                                             ----------  ----------  ----------
    Total..................................  $6,277,521  $5,260,440  $6,026,321
                                             ==========  ==========  ==========
Sales (millions of kilowatthours):
 Residential...............................      21,376      20,818      19,269
 Small commercial and industrial...........      24,320      23,463      22,662
 Large commercial and industrial...........      23,450      22,917      22,163
 Public authorities........................       6,885       6,741       6,562
 Electric railroads........................         397         405         410
 Sales for resale..........................       8,743      13,417       4,614
                                             ----------  ----------  ----------
    Total..................................      85,171      87,761      75,680
                                             ==========  ==========  ==========
Sources of Electric Energy (millions of
 kilowatthours):
 Generation--
  Nuclear..................................      63,795      70,403      66,683
  Fossil...................................      26,361      23,839      13,188
  Fast-start peaking units.................          87          24          18
                                             ----------  ----------  ----------
    Net generation.........................      90,243      94,266      79,889
 Purchased power...........................       2,071         644       2,555
 Company use and losses....................      (7,143)     (7,149)     (6,764)
                                             ----------  ----------  ----------
    Total..................................      85,171      87,761      75,680
                                             ==========  ==========  ==========
Cost of Fuel Consumed (per million Btu):
 Nuclear...................................       $0.53       $0.52       $0.52
 Coal......................................       $2.31       $2.89       $2.96
 Oil.......................................       $2.89       $3.03       $3.02
 Natural gas...............................       $2.27       $2.70       $2.36
 Average all fuels.........................       $1.08       $1.15       $0.97
Peak Load (kilowatts)......................  17,928,000  17,771,000  15,994,000
Number of Customers (at end of year):
 Residential...............................   3,047,354   3,009,508   2,981,141
 Small commercial and industrial...........     286,793     283,764     282,092
 Large commercial and industrial...........       1,528       1,503       1,527
 Public authorities........................      12,059      12,023      11,886
 Electric railroads and resale.............          20          19          18
                                             ----------  ----------  ----------
    Total..................................   3,347,754   3,306,817   3,276,664
                                             ==========  ==========  ==========
Average Annual Revenue Per Residential
 Customer (excludes light bulb service)....     $748.10     $779.54     $721.27
Average Use Per Residential Customer
 (kilowatthours)...........................       7,056       6,954       6,497
Average Revenue Per Kilowatthour(2):
 Residential (excludes light bulb
  service).................................       10.60c      11.21c      11.10c
 Small commercial and industrial...........        7.88c       8.36c       8.27c
 Large commercial and industrial...........        5.89c       6.27c       6.20c

--------
(1) See "Rate Proceedings" above.

(2) Average revenue per kilowatthour after reflecting provisions for revenue refunds and after reflecting revenue refunds and related interest credited to customers in 1994, 1993 and 1992, respectively, were as follows:

                                       1994                             1993                             1992
                         -------------------------------- -------------------------------- --------------------------------
                               AFTER DEDUCTIONS FOR             AFTER DEDUCTIONS FOR             AFTER DEDUCTIONS FOR
                         -------------------------------- -------------------------------- --------------------------------
                         PROVISIONS FOR      REVENUE      PROVISIONS FOR      REVENUE      PROVISIONS FOR      REVENUE
                         REVENUE REFUNDS REFUNDS CREDITED REVENUE REFUNDS REFUNDS CREDITED REVENUE REFUNDS REFUNDS CREDITED
                         --------------- ---------------- --------------- ---------------- --------------- ----------------
   Residential              10.57cent        8.22cent         8.61cent        10.78cent       10.90cent        10.45cent
   Small commercial and
    industrial               7.86cent        6.43cent         6.80cent         8.16cent        8.20cent         8.02cent
   Large commercial and
    industrial               5.88cent        4.76cent         5.07cent         6.10cent        6.13cent         5.97cent

ITEM 2. PROPERTIES.

  ComEd's electric properties are located in Illinois and the Indiana Company's electric facilities are located in Indiana. In management's opinion, ComEd and the Indiana Company's operating properties are adequately maintained and are substantially in good operating condition. The electric generating, transmission, distribution and general facilities of ComEd and the Indiana Company represent approximately 68%, 9%, 20% and 3%, respectively, of their gross investment in electric plant and equipment in service.

  The electric generating stations, substations and a portion of the transmission rights of way of ComEd and the Indiana Company are owned in fee.
A significant portion of the electric transmission and distribution facilities is located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses (deemed satisfactory by ComEd, but without examination of underlying land titles) have been obtained. The principal plants and properties of ComEd are subject to the lien of ComEd's Mortgage dated July 1, 1923, as amended and supplemented, under which ComEd's first mortgage bonds are issued.

  The net generating capability of ComEd and the Indiana Company is derived from the following electric generating facilities:

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

  Major electric transmission lines owned and in service are as follows:

      VOLTAGE                                                            CIRCUIT
      (VOLTS)                                                             MILES
      -------                                                            -------
      765,000...........................................................     90
      345,000...........................................................  2,513
      138,000...........................................................  2,705

  ComEd's electric distribution system includes 37,518 pole line miles of overhead lines and 30,496 cable miles of underground lines. A total of approximately 1,317,059 poles are included in ComEd's distribution system, of which about 590,307 poles are owned jointly with telephone companies.

ITEM 3. LEGAL PROCEEDINGS.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and its subsidiary, Cotter, seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In February 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in these cases. Plaintiffs have appealed those judgments. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

  In October 1990, ComEd filed a complaint in the Circuit Court against Westinghouse and certain of its employees. The complaint alleges that the defendants knowingly concealed information regarding the durability of the metal used in the steam generators (a major component of the nuclear steam supply systems) at ComEd's Zion, Byron and Braidwood stations. The complaint further alleges that the defects in the steam generators will prevent the plants from maintaining their full power output through their forty-year design life without costly remanufacture or replacement of the steam generators. Damages, including punitive damages, in an unspecified amount are claimed. Westinghouse has filed a counterclaim against ComEd which seeks recovery of Westinghouse's costs of defense and damages of approximately $13 million.

  Shareholder derivative lawsuits were filed on October 1, 1992 and on April 14, 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court; however, appeals are pending before the Illinois Appellate Court.

  A number of complaints have been filed by former employees with the Equal Employment Opportunity Commission, and several lawsuits have been filed by former employees in the U.S. District Court, alleging that the employees' terminations (which occurred as part of ComEd's management workforce reductions that were implemented in the second half of 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. The complainants in these various cases are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees. Discovery in these cases is proceeding, and ComEd does not view these cases as having a material impact on its financial position or results of operations.

  See "Item 1. Business," subcaptions "Rate Proceedings," "Fuel Supply--Fuel Adjustment Clause" and "Regulation" above for information concerning other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The current ratings of ComEd's securities by three principal securities rating agencies are as follows:

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

  On October 27, 1993, Standard & Poor's changed its "outlook" on ComEd's ratings from stable to negative as part of its larger assessment of the electric utility industry. In January 1995, following the issuance of the Rate Order, Standard & Poor's affirmed its ratings of ComEd's securities, with its ratings "outlook" remaining negative. In March 1995, following an in-depth review of ComEd's nuclear operations, Standard & Poor's again affirmed its ratings of ComEd's securities with its ratings "outlook" remaining negative. In December 1993, Moody's and Duff & Phelps affirmed their ratings of ComEd's securities, and Moody's rating outlook on ComEd remained stable.

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

  Moody's top four long-term debt ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations rated Baa are considered as medium grade obligations, neither highly protected nor poorly secured. Such obligations lack outstanding investment characteristics and in fact have speculative characteristics. (A numerical modifier in Moody's system shows relative standing within the principal rating category, with 1 indicating the high end of that category, 2 the mid-range and 3 the low end.) Standard & Poor's top four bond ratings (AAA, AA, A and BBB) are generally considered to describe obligations in which investment characteristics predominate. Obligations rated BBB are regarded as having an adequate capacity to pay interest and repay principal. Such obligations normally exhibit adequate protection parameters, but adverse economic conditions or changing circumstances are more likely to lead to weakened capacity to pay. (A plus or minus sign in Standard & Poor's system shows relative standing within the major rating categories.)

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

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Dividends Paid Per Share of Common Stock" on page 16 of Unicom's January 27, 1995 Form 8-K Report.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 16, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 14, and the audited consolidated financial statements and notes thereto on pages 15 and 17 through 43 of Unicom's January 27, 1995 Form 8-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at Unicom's Annual Meeting of shareholders to be held on May 24, 1995 is incorporated herein by reference to pages 2 and 3 and the last two paragraphs under the heading "Security Ownership of Certain Beneficial Owners and Management" on page 6 of Unicom's definitive Proxy Statement (1995 Proxy Statement) filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of Unicom's Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and incorporated herein by reference to the last two paragraphs under the heading "Security Ownership of Certain Beneficial Owners and Management" on page 6 of Unicom's 1995 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" on page 4 and the paragraphs under the heading "Executive Compensation" on pages 7 through 10 (other than the paragraphs appearing on page 10 under the heading "Compensation Committee Report on Executive Compensation") of Unicom's 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 5 and 6 of Unicom's 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

           ANNUAL REPORT ON FORM 10-K FOR COMMONWEALTH EDISON COMPANY

                                     PART I

ITEM 1. BUSINESS.

  See Unicom's "Item 1. Business" (other than the paragraphs under the headings "General--Unregulated Operations," "Construction Program--Unregulated Operations" and "Executive Officers of the Registrant"), which is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                        EFFECTIVE DATE OF ELECTION
          NAME             AGE         POSITION            TO PRESENT POSITION
   ----------------------  --- ------------------------ --------------------------
   James J. O'Connor       58  Chairman and
                                Chief Executive Officer     March 1, 1980
   Samuel K. Skinner       56  President                    February 1, 1993
   Thomas J. Maiman        56  Senior Vice President        June 10, 1992
   Robert J. Manning       52  Senior Vice President        June 10, 1992
   Donald A. Petkus        53  Senior Vice President        June 10, 1992
   Cordell Reed            57  Senior Vice President        June 5, 1987
   Michael J. Wallace      47  Senior Vice President        December 9, 1993
   John C. Bukovski        52  Vice President               February 1, 1989
   Louis O. DelGeorge      47  Vice President               April 22, 1992
   Harlan M. Dellsy        47  Vice President               September 15, 1986
   William H. Downey       50  Vice President               June 10, 1992
   William H. Dunbar, Jr.  54  Vice President               May 10, 1994
   J. Stanley Graves       58  Vice President               June 5, 1987
   Emerson W. Lacey        53  Vice President               November 17, 1992
   Paul D. McCoy           44  Vice President               June 10, 1992
   Robert A. Paul          51  Vice President               January 26, 1994
   J. Stephen Perry        56  Vice President               May 10, 1994
   James A. Small          51  Vice President               July 1, 1993
   Pamela B. Strobel       42  Vice President and
                                General Counsel             June 1, 1993
   Roger F. Kovack         46  Comptroller                  February 1, 1989
   Dennis F. O'Brien       49  Treasurer                    February 1, 1989
   David A. Scholz         53  Secretary                    February 1, 1989

  The present term of office of each of the above executive officers extends to the first meeting of ComEd's Board of Directors after the next annual election of Directors scheduled to be held on May 24, 1995.

  Each of the above executive officers (except for Messrs. Skinner, Paul, Perry and Small and Ms. Strobel) has been employed by ComEd for more than five years in executive or management positions. Since January 1, 1990 and prior to his election as President of ComEd, Mr. Skinner was Secretary of the United States Department of Transportation prior to December 1991, Chief of Staff to the President of the United States from December 1991 to August 1992, and General Chairman of the Republican National Committee from August 1992 to January 1993. Since January 1, 1990 and prior to his election as Vice President, Mr. Paul was employed at Digital Equipment Corporation in the following capacities: prior to 1992 as Corporate Technology and Business Acquisition Manager and from 1992 to January 1994 as Corporate Purchasing Manager. Since January 1, 1990 and prior to his election as Vice President, Mr. Perry was employed at Illinois Power Company in the following capacities: prior to 1992 as Vice President of Nuclear Operations and from 1992 to April 1994 as Senior Vice President. Since January 1, 1990 and prior to his election as Vice President, Mr. Small was General Manager of Fuel Services at Georgia Power Company. Since January 1, 1990 and prior to her election as Vice President and General Counsel, Ms. Strobel was a partner in the law firm of Sidley & Austin. Since January 1, 1990 and prior to election to the positions shown above, the following officers held other positions in ComEd: Messrs. Maiman, Manning and Petkus were Vice Presidents; Mr. Wallace was Manager of Engineering and Construction Services prior to July 1990 and Vice President thereafter; Mr. DelGeorge was Assistant Vice President; Mr. Downey was Operating Manager prior to September 1990 and Manager of Marketing and Customer Services thereafter; Mr. Dunbar was Division Vice President--Chicago North prior to December 1992 and Manager of Quality thereafter; Mr. Lacey was Fossil Engineering and Construction Manager; and Mr. McCoy was Division Operating Manager--Northern prior to September 1990, Operating Manager from September 1990 to September 1991 and Manager of Transmission and Distribution Operations thereafter.

  There are no family relationships among the executive officers, directors and nominees for director of ComEd.

ITEM 2. PROPERTIES.

  See Unicom's "Item 2. Properties," which is incorporated herein by this reference.

ITEM 3. LEGAL PROCEEDINGS.

  See Unicom's "Item 3. Legal Proceedings," which is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  See Unicom's "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" (other than the last paragraph thereof), which is incorporated herein by reference.

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Dividends Paid Per Share of Common Stock" on page 15 of ComEd's January 27, 1995 Form 8-K/A-1 Report.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 15, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 13, and the audited consolidated financial statements and notes thereto on pages 14 and 16 through 43 of ComEd's January 27, 1995 Form 8-K/A-1 Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at ComEd's Annual Meeting of shareholders to be held on May 24, 1995 is incorporated herein by reference to pages 2 and 3 and the last two paragraphs under the heading "Security Ownership of Certain Beneficial Owners and Management" on page 6 of ComEd's definitive Information Statement (1995 Information Statement) filed with the SEC pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of ComEd's Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and incorporated herein by reference to the last two paragraphs under the heading "Security Ownership of Certain Beneficial Owners and Management" on page 6 of ComEd's 1995 Information Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" on page 4 and the paragraphs under the heading "Executive Compensation" on pages 7 through 10 (other than the paragraphs appearing on page 10 under the heading "Compensation Committee Report on Executive Compensation") of ComEd's 1995 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 5 and 6 of ComEd's 1995 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

            ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND
                          COMMONWEALTH EDISON COMPANY

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

                                                                     PAGE OF
                                                                   JANUARY 27,
                                                                    1995 FORM
                                                                   8-K REPORT
                                                                   ------------
                                                                   UNICOM COMED
                                                                   ------ -----
    The following financial statements are incorporated into the
    Unicom Annual Report on Form 10-K by reference to the indi-
    cated page or pages of Unicom's January 27, 1995 Form 8-K Re-
    port, and into the ComEd Annual Report on Form 10-K by refer-
    ence to the indicated page or pages of ComEd's January 27,
    1995 Form 8-K/A-1 Report:

      Report of Independent Public Accountants....................   15    14

      Statements of Consolidated Income for each of the three
       years in the period ended December 31, 1994................   17    16

      Consolidated Balance Sheets--December 31, 1994 and December
       31, 1993................................................... 18-19  17-18

      Statements of Consolidated Capitalization--December 31, 1994
       and December 31, 1993......................................   20    19

      Statements of Consolidated Retained Earnings for each of the
       three years in the period ended December 31, 1994..........   21    20

      Statements of Consolidated Premium on Common Stock and Other
       Paid-In Capital for each of the three years in the period
       ended December 31, 1994....................................   NA    20

      Statements of Consolidated Cash Flows for each of the three
       years in the period ended December 31, 1994................   22    21
      Notes to Financial Statements............................... 23-43  22-43

                                                                       ANNUAL
                                                                     REPORT ON
                                                           PAGE OF   FORM 10-K
                                                             THIS   ------------
                                                           DOCUMENT UNICOM COMED
                                                           -------- ------ -----
    The following supplemental schedules are included in
     the indicated Annual Report on Form 10-K:

      Report of Independent Public Accountants on
       Supplemental Schedule..............................    34      x
      Report of Independent Public Accountants on
       Supplemental Schedule..............................    35             x
      Schedule II--Valuation and Qualifying Accounts for
                   each of the three years in the period
                   ended December 31, 1994................    36      x      x

      The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV and V.

    The individual financial statements and schedules of Unicom Enterprises have been omitted from Unicom's Annual Report on Form 10-K because the investment in Unicom Enterprises, included in Unicom's consolidated financial statements, is not material in relation to Unicom's financial position or results of operations. As of December 31, 1994, the assets of Unicom Enterprises in the aggregate were less than 1% of Unicom's consolidated assets and for the year 1994 Unicom Enterprises had no sales revenues.

    The individual financial statements and schedules of ComEd's nonconsolidated wholly-owned subsidiaries have been omitted from Unicom's and ComEd's Annual Report on Form 10-K because the investments are not material in relation to ComEd's financial position or results of operations. As of December 31, 1994, the assets of the nonconsolidated subsidiaries in the aggregate approximated 1% of ComEd's consolidated assets and for the year 1994 annual revenues of the nonconsolidated subsidiaries in the aggregate were less than 1% of ComEd's consolidated annual revenues.

    The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
      (3)-1    Articles of Incorporation of Unicom effective
                January 28, 1994.                                   x
      (3)-2    Restated Articles of Incorporation of ComEd ef-
                fective February 20, 1985, including Statements
                of Resolution Establishing Series, relating to
                the establishment of three new series of ComEd
                preference stock known as the "$9.00 Cumulative
                Preference Stock," the "$6.875 Cumulative Pref-
                erence Stock" and the "$2.425 Cumulative Prefer-
                ence Stock."                                               x
      (3)-3    By-Laws of Unicom, effective January 28, 1994 as
                amended through March 9, 1995.                      x
      (3)-4    By-Laws of ComEd, effective September 2, 1988 as
                amended through March 9, 1995.                             x
     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Continental Illinois National
                Bank and Trust Company of Chicago, successor
                Trustee), dated July 1, 1923, Supplemental In-
                denture thereto dated August 1, 1944, and amend-
                ments and supplements thereto dated, respective-
                ly, August 1, 1946, April 1, 1953, April 1,
                1966, November 1, 1966, December 1, 1966, March
                31, 1967, April 1, 1967, February 1, 1968, July
                1, 1968, October 1, 1968, February 28, 1969, May
                29, 1970, January 1, 1971, June 1, 1971, May 31,
                1972, June 1, 1973, June 15, 1973, October 15,
                1973, May 31, 1974, July 1, 1974, June 13, 1975,
                May 28, 1976, January 15, 1977, June 1, 1977 and
                June 3, 1977 (File No. 2-60201, Form S-7, Ex-
                hibit 2-1).                                                x
     *(4)-2    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, December 1, 1977, May
                17, 1978, August 31, 1978, June 18, 1979, June
                20, 1980, April 16, 1981, April 30, 1982, April
                15, 1983, April 13, 1984, March 1, 1985 and
                April 15, 1985 (File No. 2-99665, Form S-3, Ex-
                hibit (4)-3).                                              x
     *(4)-3    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 15, 1986 and May
                1, 1986 (File No. 33-6879, Form S-3, Exhibit
                (4)-9).                                                    x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     *(4)-4    Supplemental Indenture to Mortgage dated July
                1, 1923 dated January 12, 1987 (File No. 33-
                13193, Form S-3, Exhibit (4)-6).                       x
     *(4)-5    Supplemental Indenture to Mortgage dated July
                1, 1923 dated June 30, 1989 (File No. 33-
                32929, Form S-3, Exhibit (4)-11).                      x
     *(4)-6    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, February
                15, 1990 and June 15, 1990 (File No. 33-
                38232, Form S-3, Exhibits (4)-11 and (4)-
                12).                                                   x
     *(4)-7    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, June 1,
                1991, October 1, 1991 and October 15, 1991
                (File No. 33-44018, Form S-3, Exhibits (4)-
                12, (4)-13 and (4)-14).                                x
     *(4)-8    Supplemental Indenture to Mortgage dated July
                1, 1923 dated February 1, 1992 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1991, Exhibit (4)-18).                             x
     *(4)-9    Supplemental Indenture to Mortgage dated July
                1, 1923 dated May 15, 1992 (File No. 33-
                48542, Form S-3, Exhibit (4)-14).                      x
     *(4)-10   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, July 15,
                1992, September 15, 1992 and October 1, 1992
                (File No. 33-53766, Form S-3, Exhibits (4)-
                13, (4)-14 and (4)-15).                                x
     *(4)-11   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, February
                1, 1993 and March 1, 1993 (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1992, Exhibits (4)-14 and (4)-15).                     x
     *(4)-12   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, April 1,
                1993 and April 15, 1993 (File No. 33-64028,
                Form S-3, Exhibits (4)-12 and (4)-13).                 x
     *(4)-13   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, June 15,
                1993 and July 1, 1993 (File No. 1-1839, Form
                8-K dated May 21, 1993, Exhibits (4)-1 and
                (4)-2).                                                x
     *(4)-14   Supplemental Indenture to Mortgage dated July
                1, 1923 dated July 15, 1993 (File No. 1-
                1839, Form 10-Q for the quarter ended June
                30, 1993, Exhibit (4)-1).                              x
     *(4)-15   Supplemental Indenture to Mortgage dated July
                1, 1923 dated January 15, 1994 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1993, Exhibit (4)-15).                             x
      (4)-16   Supplemental Indenture to Mortgage dated July
                1, 1923 dated December 1, 1994.                        x
     *(4)-17   Indentures of ComEd to The First National
                Bank of Chicago, Trustee (Harris Trust and
                Savings Bank, successor Trustee), dated
                April 1, 1949, October 1, 1949, October 1,
                1950, October 1, 1954, January 1, 1958, Jan-
                uary 1, 1959 and December 1, 1961 (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1982, Exhibit (4)-20).                         x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     *(4)-18   Indenture of ComEd dated February 15, 1973 to
                The First National Bank of Chicago, Trustee
                (LaSalle National Bank, successor Trustee),
                and Supplemental Indenture thereto dated
                July 13, 1973 (File No. 2-66100, Form S-16,
                Exhibit (b)-2).                                        x
     *(4)-19   Indenture dated as of September 1, 1987 be-
                tween ComEd and Citibank, N.A., Trustee re-
                lating to Notes (File No. 33-20619, Form
                S-3, Exhibit (4)-13).                                  x
     *(4)-20   Supplemental Indenture to Indenture dated
                September 1, 1987 dated September 15, 1987
                (File No. 33-20619, Form S-3, Exhibit (4)-
                14).                                                   x
     *(4)-21   Supplemental Indenture to Indenture dated
                September 1, 1987 dated May 18, 1988 (File
                No. 33-23036, Form S-3, Exhibit (4)-14).               x
     *(4)-22   Supplemental Indenture to Indenture dated
                September 1, 1987 dated July 14, 1989 (File
                No. 33-32929, Form S-3, Exhibit (4)-16).               x
     *(4)-23   Supplemental Indenture to Indenture dated
                September 1, 1987 dated April 1, 1991 (File
                No. 33-44018, Form S-3, Exhibit (4)-21).               x
     *(4)-24   Supplemental Indenture to Indenture dated
                September 1, 1987 dated April 15, 1992 (File
                No. 33-48542, Form S-3, Exhibit (4)-22).               x
     *(4)-25   Supplemental Indenture to Indenture dated
                September 1, 1987 dated July 15, 1992 (File
                No. 33-53766, Form S-3, Exhibit (4)-24).               x
     *(4)-26   Supplemental Indenture to Indenture dated
                September 1, 1987 dated October 15, 1993
                (File No. 1-1839, Form 10-Q for the quarter
                ended September 30, 1993, Exhibit (4)-1).              x
     *(4)-27   Supplemental Indenture to Indenture dated
                September 1, 1987 dated April 1, 1994 (File
                No. 1-1839, Form 10-Q for the quarter ended
                March 31, 1994, Exhibit (4)-1).                        x
     *(4)-28   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as bor-
                rower, the Banks named therein and the other
                Lenders from time to time parties thereto,
                and Citibank, N.A. (File No. 1-1839, Form
                10-K for the year ended December 31, 1991,
                Exhibit (4)-27).                                       x
     *(4)-29   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as bor-
                rower, the Banks named therein and the other
                Lenders from time to time parties thereto,
                and Citibank, N.A. (File No. 1-1839, Form
                10-K for the year ended December 31, 1991,
                Exhibit (4)-28).                                       x
     *(4)-30   Letter Agreement dated as of October 4, 1993,
                among Commonwealth Edison Company and cer-
                tain of the Banks party to the Credit Agree-
                ment dated as of October 1, 1991 (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1993, Exhibit (4)-28).                         x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     *(4)-31   Term Loan Agreement dated as of January 7,
                1992, between Commonwealth Edison Company,
                as borrower, and The First National Bank of
                Chicago, individually and as agent (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1992, Exhibit (4)-28).                          x
      (4)-32   First Amendment to Term Loan Agreement dated
                as of January 9, 1995, by and among Common-
                wealth Edison Company, The First National
                Bank of Chicago, individually and as agent,
                and the banks party thereto.                            x
     *(4)-33   Term Loan Agreement dated as of January 15,
                1992, between Commonwealth Edison Company,
                as borrower, and Westpac Banking Corpora-
                tion, Chicago Branch, individually and as
                agent (File No. 1-1839, Form 10-K for the
                year ended December 31, 1992, Exhibit (4)-
                29).                                                    x
     *(4)-34   Term Loan Agreement dated as of January 16,
                1992, between Commonwealth Edison Company,
                as borrower, and The Bank of New York, indi-
                vidually and as agent (File No. 1-1839, Form
                10-K for the year ended December 31, 1992,
                Exhibit (4)-29).                                        x
      (4)-35   Credit Agreement dated as of November 22,
                1994, among Unicom Enterprises Inc., the
                Banks Named Therein and Citibank, N.A.           x
      (4)-36   Guaranty dated November 22, 1994, by Unicom
                Corporation in favor of the Lenders and LC
                Banks parties to the aforementioned Credit
                Agreement with Unicom Enterprises Inc.           x
      (4)-37   Guaranty dated November 22, 1994, by Unicom
                Corporation in favor of Citibank, N.A.           x
     *(10)-1   Nuclear Fuel Lease Agreement dated as of No-
                vember 23, 1993, between CommEd Fuel Compa-
                ny, Inc., as Lessor, and Commonwealth Edison
                Company, as Lessee (File No. 1-1839, Form
                10-K for the year ended December 31, 1993,
                Exhibit (10)-1).                                        x
     +*(10)-2  Unicom Corporation Long-Term Incentive Plan
                (File No. 1-1839, ComEd Proxy Statement
                dated March 26, 1993, Exhibit A).                x
     +*(10)-3  Amendment to Unicom Corporation Long-Term In-
                centive Plan, effective September 1, 1994
                (File No. 33-56991, Form S-8, Exhibit (4)-
                4).                                              x
     +*(10)-4  1994 Long-Term Performance Unit Award for Ex-
                ecutive and Group Level Employes Payable in
                1996 under the 1993 Long-Term Incentive Plan
                (File No. 1-1839, Form 10-K/A-1 for the year
                ended December 31, 1993, Exhibit (10)-4).        x      x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
     --------  ---------------------------------------------   ------ -----
     +*(10)-5  1994 Long-Term Performance Unit Award for Ex-
                ecutive and Group Level Employes Payable in
                1997 under the 1993 Long-Term Incentive Plan
                (File No. 1-1839, Form 10-K/A-1 for the year
                ended December 31, 1993, Exhibit (10)-5).        x      x
     + (10)-6  1995 Long-Term Performance Unit Award for Ex-
                ecutive and Group Level Employees Payable in
                1998 under the Unicom Corporation Long-Term
                Incentive Plan.                                  x      x
     + (10)-7  1995 Variable Compensation Award for Manage-
                ment Employees under the Unicom Corporation
                Long-Term Incentive Plan.                        x      x
     + (10)-8  1995 Award to Mr. O'Connor and Mr. Skinner
                under the Unicom Corporation Long-Term In-
                centive Plan.                                    x      x
     + (10)-9  Unicom Corporation Deferred Compensation Unit
                Plan, as amended.                                x      x
     +*(10)-10 Deferred Compensation Plan (included in Arti-
                cle Five of Exhibit (3)-2 above).                       x
     +*(10)-11 Management Incentive Compensation Plan, ef-
                fective January 1, 1989 (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1988, Exhibit (10)-4).                                  x
     +*(10)-12 Amendments to Management Incentive Compensa-
                tion Plan, dated December 14, 1989 and March
                21, 1990 (File No. 1-1839, Form 10-K for the
                year ended December 31, 1989, Exhibit (10)-
                5).                                                     x
     +*(10)-13 Amendment to Management Incentive Compensa-
                tion Plan, dated March 21, 1991 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1991, Exhibit (10)-6).                              x
     + (10)-14 Retirement Plan for Directors, effective Sep-
                tember 1, 1994.                                  x
     +*(10)-15 Retirement Plan for Directors, effective Jan-
                uary 1, 1987 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1988, Exhibit
                (10)-5).                                                x
     + (10)-16 Unicom Corporation Outside Director Stock
                Award Plan.                                      x
     +*(10)-17 Executive Group Life Insurance Plan (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1980, Exhibit (10)-3).                          x
     +*(10)-18 Amendment to the Executive Group Life Insur-
                ance Plan (File No. 1-1839, Form 10-K for
                the year ended December 31, 1981, Exhibit
                (10)-4).                                                x
     +*(10)-19 Amendment to the Executive Group Life Insur-
                ance Plan dated December 12, 1986 (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1986, Exhibit (10)-6).                          x
     +*(10)-20 Amendment of Executive Group Life Insurance
                Plan to implement program of "split dollar
                life insurance" dated December 13, 1990
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1990, Exhibit (10)-10).              x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     +*(10)-21 Commonwealth Edison Company Supplemental Man-
                agement Retirement Plan (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1985, Exhibit (10)-6).                                 x
     +*(10)-22 Amendment of Executive Group Life Insurance
                Plan to stabilize the death benefit applica-
                ble to participants dated July 22, 1992
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1992, Exhibit (10)-13).             x
     +*(10)-23 Letter Agreement dated December 16, 1992 be-
                tween Commonwealth Edison Company and Samuel
                K. Skinner (File No. 1-1839, Form 10-K for
                the year ended December 31, 1992, Exhibit
                (10)-14).                                              x
     +*(10)-24 Commonwealth Edison Company Excess Benefit
                Savings Plan (File No. 1-1839, Form 10-Q for
                the quarter ended June 30, 1994, Exhibit
                (10)-2).                                               x
     (12)      Statement re computation of ratios of earn-
                ings to fixed charges and ratios of earnings
                to fixed charges and preferred and prefer-
                ence stock dividend requirements for ComEd.            x
     (21)-1    Subsidiaries of Unicom Corporation.              x
     (21)-2    Subsidiaries of Commonwealth Edison Company.            x
     (23)-1    Consent of experts for Unicom Corporation.       x
     (23)-2    Consent of experts for Commonwealth Edison
                Company.                                               x
     (24)-1    Powers of attorney of Directors whose names
                are signed to the Unicom Corporation Annual
                Report on Form 10-K pursuant to such powers.    x
     (24)-2    Powers of attorney of Directors whose names
                are signed to the Commonwealth Edison Com-
                pany Annual Report on Form 10-K pursuant to
                such powers.                                           x
     (99)-1    Unicom Corporation's Current Report on Form
                8-K dated January 27, 1995.                     x
     (99)-2    Commonwealth Edison Company's Current Report
                on Form 8-K/A-1 dated January 27, 1995.                x

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.

  (B) REPORTS ON FORM 8-K:

    None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To Unicom Corporation:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Unicom Corporation and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 27, 1995. Our report on the financial statements includes an explanatory paragraph that describes the Company's change in its method of accounting for postretirement health care benefits and income taxes as discussed in Notes 13 and 14, respectively, to the financial statements.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page 27, Item 14.(a), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
Chicago, Illinois
January 27, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To Commonwealth Edison Company:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Edison Company and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 27, 1995. Our report on the financial statements includes an explanatory paragraph that describes the Company's change in its method of accounting for postretirement health care benefits and income taxes as discussed in Notes 13 and 14, respectively, to the financial statements.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page 27, Item 14.(a), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
Chicago, Illinois
January 27, 1995

                                                                     SCHEDULE II


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          COLUMN A            COLUMN B      COLUMN C        COLUMN D     COLUMN E
----------------------------  --------- ------------------ ----------    --------
                                            ADDITIONS
                                        ------------------
                               BALANCE  CHARGED
                                 AT     TO COSTS  CHARGED                BALANCE
                              BEGINNING   AND     TO OTHER                AT END
         DESCRIPTION           OF YEAR  EXPENSES  ACCOUNTS DEDUCTIONS    OF YEAR
----------------------------  --------- --------  -------- ----------    --------
     FOR THE YEAR ENDED
     DECEMBER 31, 1992
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $ 7,400  $ 5,576    $  --    $    --      $12,976
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $25,000  $   --     $  --    $   (478)(b) $24,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $66,411  $18,390    $6,090   $(26,379)(c) $64,512
                               =======  =======    ======   ========     =======
     FOR THE YEAR ENDED
     DECEMBER 31, 1993
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $12,976  $(2,066)   $  --    $    --      $10,910
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $24,522  $ 6,020    $  --    $ (1,020)(b) $29,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $64,512  $13,963    $7,795   $(29,536)(c) $56,734
                               =======  =======    ======   ========     =======
     FOR THE YEAR ENDED
     DECEMBER 31, 1994
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $10,910  $  (190)   $  --    $    --      $10,720
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $29,522  $ 5,039    $  --    $ (2,039)(b) $32,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $56,734  $20,270    $7,802   $(29,494)(c) $55,312
                               =======  =======    ======   ========     =======

Notes:
(a) Bad debt losses, net of recoveries, and provisions for uncollectible accounts were charged to operating expense and amounted to $33,708, $28,867 and $25,287 in 1992, 1993 and 1994, respectively.

(b) Expenditures for site investigation and cleanup costs.

(c) Payments of claims and related costs.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 30TH DAY OF MARCH 1995.
                                     UNICOM CORPORATION

                                              James J. O'Connor
                                     By_____________________________
                                         James J. O'Connor, Chairman
                                         and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 30TH DAY OF MARCH 1995.

         SIGNATURE                      TITLE
----------------------------    ---------------------

      James J. O'Connor         Chairman and Chief
----------------------------     Executive Officer and
      James J. O'Connor          Director (principal
                                 executive officer)
      John C. Bukovski
----------------------------    Vice President
      John C. Bukovski           (principal financial officer)

      Roger F. Kovack           Comptroller
----------------------------     (principal accounting officer)
      Roger F. Kovack

   Jean Allard*                 Director
   James W. Compton*            Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director
   George E. Johnson*           Director
   Harvey Kapnick*              Director
   Byron Lee, Jr.*              Director
   Edward A. Mason*             Director
   Frank A. Olson*              Director
   Samuel K. Skinner*           President and Director

         David A. Scholz
*By____________________________
         David A. Scholz,
         Attorney-in-fact

       [Signature page to Unicom Corporation Annual Report on Form 10-K]

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 30TH DAY OF MARCH 1995.


                                     COMMONWEALTH EDISON COMPANY

                                              James J. O'Connor
                                     By_____________________________
                                         James J. O'Connor, Chairman
                                         and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 30TH DAY OF MARCH 1995.

         SIGNATURE                      TITLE
----------------------------    ---------------------

      James J. O'Connor
----------------------------    Chairman and Chief
      James J. O'Connor          Executive  Officer and Director
                                 (principal executive officer)

      John C. Bukovski
----------------------------    Vice President (principal
      John C. Bukovski           financial officer)



       Roger F. Kovack
----------------------------    Comptroller
       Roger F. Kovack           (principal accounting officer)

   Jean Allard*                 Director
   James W. Compton*            Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director
   George E. Johnson*           Director
   Harvey Kapnick*              Director
   Byron Lee, Jr.*              Director
   Edward A. Mason*             Director
   Frank A. Olson*              Director
   Samuel K. Skinner*           President and Director

        David A. Scholz
*By____________________________
        David A. Scholz,
        Attorney-in-fact

   [Signature page to Commonwealth Edison Company Annual Report on Form 10-K]

                                 EXHIBIT INDEX

    The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.


      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
       (3)-1   Articles of Incorporation of Unicom effective
                January 28, 1994.                                   x
       (3)-2   Restated Articles of Incorporation of ComEd ef-
                fective February 20, 1985, including Statements
                of Resolution Establishing Series, relating to
                the establishment of three new series of ComEd
                preference stock known as the "$9.00 Cumulative
                Preference Stock," the "$6.875 Cumulative Pref-
                erence Stock" and the "$2.425 Cumulative Prefer-
                ence Stock."                                               x
       (3)-3   By-Laws of Unicom, effective January 28, 1994 as
                amended through March 9, 1995.                      x
       (3)-4   By-Laws of ComEd, effective September 2, 1988 as
                amended through March 9, 1995.                             x
      *(4)-1   Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Continental Illinois National
                Bank and Trust Company of Chicago, successor
                Trustee), dated July 1, 1923, Supplemental In-
                denture thereto dated August 1, 1944, and amend-
                ments and supplements thereto dated, respective-
                ly, August 1, 1946, April 1, 1953, April 1,
                1966, November 1, 1966, December 1, 1966, March
                31, 1967, April 1, 1967, February 1, 1968, July
                1, 1968, October 1, 1968, February 28, 1969, May
                29, 1970, January 1, 1971, June 1, 1971, May 31,
                1972, June 1, 1973, June 15, 1973, October 15,
                1973, May 31, 1974, July 1, 1974, June 13, 1975,
                May 28, 1976, January 15, 1977, June 1, 1977 and
                June 3, 1977 (File No. 2-60201, Form S-7, Ex-
                hibit 2-1).                                                x
      *(4)-2   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, December 1, 1977, May
                17, 1978, August 31, 1978, June 18, 1979, June
                20, 1980, April 16, 1981, April 30, 1982, April
                15, 1983, April 13, 1984, March 1, 1985 and
                April 15, 1985 (File No. 2-99665, Form S-3, Ex-
                hibit (4)-3).                                              x
      *(4)-3   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 15, 1986 and May
                1, 1986 (File No. 33-6879, Form S-3, Exhibit
                (4)-9).                                                    x
      *(4)-4   Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 12, 1987 (File No. 33-13193,
                Form S-3, Exhibit (4)-6).                                  x
      *(4)-5   Supplemental Indenture to Mortgage dated July 1,
                1923 dated June 30, 1989 (File No. 33-32929,
                Form S-3, Exhibit (4)-11).                                 x
      *(4)-6   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 15, 1990 and
                June 15, 1990 (File No.
                33-38232, Form S-3, Exhibits (4)-11 and (4)-12).           x
      *(4)-7   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 1, 1991, October
                1, 1991 and October 15, 1991 (File No. 33-44018,
                Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).             x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
      *(4)-8   Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1992 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (4)-18).                                           x
      *(4)-9   Supplemental Indenture to Mortgage dated July 1,
                1923 dated May 15, 1992 (File No. 33-48542, Form
                S-3, Exhibit (4)-14).                                      x
      *(4)-10  Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, July 15, 1992, Septem-
                ber 15, 1992 and October 1, 1992 (File No. 33-
                53766, Form S-3, Exhibits (4)-13, (4)-14 and
                (4)-15).                                                   x
      *(4)-11  Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 1, 1993 and
                March 1, 1993 (File No.
                1-1839, Form 10-K for the year ended December
                31, 1992, Exhibits (4)-14 and (4)-15).                     x
      *(4)-12  Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 1, 1993 and
                April 15, 1993 (File No. 33-64028, Form S-3, Ex-
                hibits (4)-12 and (4)-13).                                 x
      *(4)-13  Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 15, 1993 and July
                1, 1993 (File No. 1-1839, Form 8-K dated May 21,
                1993, Exhibits (4)-1 and (4)-2).                           x
      *(4)-14  Supplemental Indenture to Mortgage dated July 1,
                1923 dated July 15, 1993 (File No. 1-1839, Form
                10-Q for the quarter ended June 30, 1993, Ex-
                hibit (4)-1).                                              x
      *(4)-15  Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 15, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (4)-15).                                           x
       (4)-16  Supplemental Indenture to Mortgage dated July 1,
                1923 dated December 1, 1994.                               x
      *(4)-17  Indentures of ComEd to The First National Bank of
                Chicago, Trustee (Harris Trust and Savings Bank,
                successor Trustee), dated April 1, 1949, October
                1, 1949, October 1, 1950, October 1, 1954, Janu-
                ary 1, 1958, January 1, 1959 and December 1,
                1961 (File No. 1-1839, Form 10-K for the year
                ended December 31, 1982, Exhibit (4)-20).                  x
      *(4)-18  Indenture of ComEd dated February 15, 1973 to The
                First National Bank of Chicago, Trustee (LaSalle
                National Bank, successor Trustee), and Supple-
                mental Indenture thereto dated July 13, 1973
                (File No. 2-66100, Form S-16, Exhibit (b)-2).              x
      *(4)-19  Indenture dated as of September 1, 1987 between
                ComEd and Citibank, N.A., Trustee relating to
                Notes (File No. 33-20619, Form S-3, Exhibit (4)-
                13).                                                       x
      *(4)-20  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated September 15, 1987 (File No.
                33-20619, Form S-3, Exhibit (4)-14).                       x
      *(4)-21  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated May 18, 1988 (File No. 33-
                23036, Form S-3, Exhibit (4)-14).                          x
      *(4)-22  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 14, 1989 (File No. 33-
                32929, Form S-3, Exhibit (4)-16).                          x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
      *(4)-23  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 1, 1991 (File No. 33-
                44018, Form S-3, Exhibit (4)-21).                          x
      *(4)-24  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 15, 1992 (File No. 33-
                48542, Form S-3, Exhibit
                (4)-22).                                                   x
      *(4)-25  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 15, 1992 (File No. 33-
                53766, Form S-3, Exhibit (4)-24).                          x
      *(4)-26  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated October 15, 1993 (File No. 1-
                1839, Form 10-Q for the quarter ended September
                30, 1993, Exhibit (4)-1).                                  x
      *(4)-27  Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 1, 1994 (File No. 1-
                1839, Form 10-Q for the quarter ended March 31,
                1994, Exhibit (4)-1).                                      x
      *(4)-28  Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-27).                  x
      *(4)-29  Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-28).                  x
      *(4)-30  Letter Agreement dated as of October 4, 1993,
                among Commonwealth Edison Company and certain of
                the Banks party to the Credit Agreement dated as
                of October 1, 1991 (File No. 1-1839, Form 10-K
                for the year ended December 31, 1993, Exhibit
                (4)-28).                                                   x
      *(4)-31  Term Loan Agreement dated as of January 7, 1992,
                between Commonwealth Edison Company, as borrow-
                er, and The First National Bank of Chicago, in-
                dividually and as agent (File No. 1-1839, Form
                10-K for the year ended December 31, 1992, Ex-
                hibit (4)-28).                                             x
       (4)-32  First Amendment to Term Loan Agreement dated as
                of January 9, 1995, by and among Commonwealth
                Edison Company, The First National Bank of Chi-
                cago, individually and as agent, and the banks
                party thereto.                                             x
      *(4)-33  Term Loan Agreement dated as of January 15, 1992, between Commonwealth Edison Company, as borrow-
                er, and Westpac Banking Corporation, Chicago
                Branch, individually and as agent (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1992, Exhibit (4)-29).                                     x
      *(4)-34  Term Loan Agreement dated as of January 16, 1992, between Commonwealth Edison Company, as borrow-
                er, and The Bank of New York, individually and
                as agent (File No. 1-1839, Form 10-K for the
                year ended December 31, 1992, Exhibit (4)-29).             x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
      (4)-35   Credit Agreement dated as of November 22, 1994,
                among Unicom Enterprises Inc., the Banks Named
                Therein and Citibank, N.A.                          x
      (4)-36   Guaranty dated November 22, 1994, by Unicom Cor-
                poration in favor of the Lenders and LC Banks
                parties to the aforementioned Credit Agreement
                with Unicom Enterprises Inc.                        x
      (4)-37   Guaranty dated November 22, 1994, by Unicom Cor-
                poration in favor of Citibank, N.A.                 x
     *(10)-1   Nuclear Fuel Lease Agreement dated as of November
                23, 1993, between CommEd Fuel Company, Inc., as
                Lessor, and Commonwealth Edison Company, as Les-
                see (File No. 1-1839, Form 10-K for the year
                ended December 31, 1993, Exhibit (10)-1).                  x
     +*(10)-2  Unicom Corporation Long-Term Incentive Plan (File
                No. 1-1839, ComEd Proxy Statement dated March
                26, 1993, Exhibit A).                               x
     +*(10)-3  Amendment to Unicom Corporation Long-Term Incen-
                tive Plan, effective September 1, 1994 (File No.
                33-56991, Form S-8, Exhibit (4)-4).                 x
     +*(10)-4  1994 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employes Payable in 1996
                under the 1993 Long-Term Incentive Plan (File
                No. 1-1839, Form 10-K/A-1 for the year ended De-
                cember 31, 1993, Exhibit (10)-4).                   x      x
     +*(10)-5  1994 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employes Payable in 1997
                under the 1993 Long-Term Incentive Plan (File
                No. 1-1839, Form 10-K/A-1 for the year ended De-
                cember 31, 1993, Exhibit (10)-5).                   x      x
     + (10)-6   1995 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employees Payable in 1998
                under the Unicom Corporation Long-Term Incentive
                Plan.                                               x      x
     + (10)-7   1995 Variable Compensation Award for Management
                Employees under the Unicom Corporation Long-Term
                Incentive Plan.                                     x      x
     + (10)-8   1995 Award to Mr. O'Connor and Mr. Skinner under
                the Unicom Corporation Long-Term Incentive Plan.    x      x
     + (10)-9   Unicom Corporation Deferred Compensation Unit
                Plan, as amended.                                   x      x
     +*(10)-10 Deferred Compensation Plan (included in Article
                Five of Exhibit (3)-2 above).                              x
     +*(10)-11 Management Incentive Compensation Plan, effective
                January 1, 1989 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1988, Exhibit (10)-
                4).                                                        x
     +*(10)-12 Amendments to Management Incentive Compensation
                Plan, dated December 14, 1989 and March 21, 1990
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1989, Exhibit
                (10)-5).                                                   x
     +*(10)-13 Amendment to Management Incentive Compensation
                Plan, dated March 21, 1991 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (10)-6).                                           x
     + (10)-14  Retirement Plan for Directors, effective Septem-
                ber 1, 1994.                                        x

      EXHIBIT
      NUMBER                  DESCRIPTION OF DOCUMENT                UNICOM COMED
      ---------  -------------------------------------------------   ------ -----
     +*(10)-15   Retirement Plan for Directors, effective January
                  1, 1987 (File No. 1-1839, Form 10-K for the year
                  ended December 31, 1988, Exhibit (10)-5).                  x
     + (10)-16   Unicom Corporation Outside Director Stock Award
                  Plan.                                                 x
     +*(10)-17   Executive Group Life Insurance Plan (File No. 1-
                  1839, Form 10-K for the year ended December 31,
                  1980, Exhibit (10)-3).                                     x
     +*(10)-18   Amendment to the Executive Group Life Insurance
                  Plan (File No. 1-1839, Form 10-K for the year
                  ended December 31, 1981, Exhibit (10)-4).                  x
     +*(10)-19   Amendment to the Executive Group Life Insurance
                  Plan dated December 12, 1986 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1986,
                  Exhibit (10)-6).                                           x
     +*(10)-20   Amendment of Executive Group Life Insurance Plan
                  to implement program of "split dollar life in-
                  surance" dated December 13, 1990 (File No. 1-
                  1839, Form 10-K for the year ended December 31,
                  1990, Exhibit (10)-10).                                    x
     +*(10)-21   Commonwealth Edison Company Supplemental Manage-
                  ment Retirement Plan (File No. 1-1839, Form 10-K
                  for the year ended December 31, 1985, Exhibit
                  (10)-6).                                                   x
     +*(10)-22   Amendment of Executive Group Life Insurance Plan
                  to stabilize the death benefit applicable to
                  participants dated July 22, 1992 (File No. 1-
                  1839, Form 10-K for the year ended December 31,
                  1992, Exhibit (10)-13).                                    x
     +*(10)-23   Letter Agreement dated December 16, 1992 between
                  Commonwealth Edison Company and Samuel K. Skin-
                  ner (File No. 1-1839, Form 10-K for the year
                  ended December 31, 1992, Exhibit (10)-14).                 x
     +*(10)-24   Commonwealth Edison Company Excess Benefit Sav-
                  ings Plan (File No. 1-1839, Form 10-Q for the
                  quarter ended June 30, 1994, Exhibit (10)-2).              x
      (12)       Statement re computation of ratios of earnings to
                  fixed charges and ratios of earnings to fixed
                  charges and preferred and preference stock divi-
                  dend requirements for ComEd.                               x
      (21)-1     Subsidiaries of Unicom Corporation.                  x
      (21)-2     Subsidiaries of Commonwealth Edison Company.                x
      (23)-1     Consent of experts for Unicom Corporation.           x
      (23)-2     Consent of experts for Commonwealth Edison
                  Company.                                                   x
      (24)-1     Powers of attorney of Directors whose names are
                  signed to the Unicom Corporation Annual Report
                  on Form 10-K pursuant to such powers.               x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
      (24)-2   Powers of attorney of Directors whose names are
                signed to the Commonwealth Edison Company Annual
                Report on Form 10-K pursuant to such powers.               x
      (99)-1   Unicom Corporation's Current Report on Form 8-K
                dated January 27, 1995.                             x
      (99)-2   Commonwealth Edison Company's Current Report on
                Form
                8-K/A-1 dated January 27, 1995.                            x

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.