Form 10-Q
period 2000-09-30
COMMONWEALTH EDISON CO
filed 2000-11-08
CIK 22606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

 Commission
    File          Registrant; State of Incorporation;            IRS Employer
   Number            Address; and Telephone Number            Identification No.
 ----------       -----------------------------------         ------------------
 1-1839     COMMONWEALTH EDISON COMPANY                           36-0938600
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

Common Stock outstanding at October 31, 2000:
    Commonwealth Edison Company                  183,745,893 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          Commonwealth Edison Company

                         Quarterly Report on Form 10-Q
                   to the Securities and Exchange Commission
               for the Quarterly Period Ended September 30, 2000

  This document contains the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 for Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 51-52 for the location and character of such statements.

                                     INDEX

                                                                          Page
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months, nine
     months and twelve months ended September 30, 2000 and 1999..........     5
    Consolidated Balance Sheets--September 30, 2000 and December 31,
     1999................................................................   6-7
    Statements of Consolidated Capitalization--September 30, 2000 and
     December 31, 1999...................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 2000 and 1999.....     9
    Statements of Consolidated Comprehensive Income for the three months,
     nine months and twelve months ended September 30, 2000 and 1999.....     9
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 2000 and 1999..........    10
    Notes to Financial Statements........................................ 11-36
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    37
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..............................................    53
  Item 6. Exhibits and Reports on Form 8-K...............................    55
SIGNATURES...............................................................    56

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

        Term                                  Meaning
 ------------------- ---------------------------------------------------------
 1997 Act            Illinois Electric Service Customer Choice and Rate Relief
                      Law of 1997, as amended
 AFUDC               Allowance for funds used during construction
 APB                 Accounting Principles Board
 APX                 Automated Power Exchange Inc., a California company
 CERCLA              Comprehensive Environmental Response, Compensation and
                      Liability Act of 1980, as amended
 City                City of Chicago
 ComEd               Commonwealth Edison Company, an Exelon subsidiary
 ComEd Funding       ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust ComEd Transitional Funding Trust, a ComEd Funding
                      subsidiary
 Cotter              Cotter Corporation, formerly a ComEd subsidiary
 CTC                 Non-bypassable "competitive transition charge"
 DOE                 U.S. Department of Energy
 Edison Development  Edison Development Canada Inc., a ComEd subsidiary
 EME                 Edison Mission Energy, an Edison International subsidiary
 EPS                 Earnings/(Loss) per Common Share
 ESPP                Employee Stock Purchase Plan
 FASB                Financial Accounting Standards Board
 FERC                Federal Energy Regulatory Commission
 Fossil Plant        ComEd's former six coal-fired generating plants, an oil
                      and gas-fired plant, and nine peaking unit sites
 GAAP                Generally Accepted Accounting Principles
 ICC                 Illinois Commerce Commission
 IDR                 Illinois Department of Revenue
 Indiana Company     Commonwealth Edison Company of Indiana, Inc., a ComEd
                      subsidiary
 INPO                Institute of Nuclear Power Operations
 ISO                 Independent System Operator
 MGP                 Manufactured gas plant
 NEIL                Nuclear Electric Insurance Limited
 NRC                 Nuclear Regulatory Commission
 O&M                 Operation and maintenance
 PECO                PECO Energy Company, a Pennsylvania company
 PPAs                Purchase Power Agreements
 RES                 Retail Electric Supplier
 RTO                 Regional Transmission Organization
 SEC                 Securities and Exchange Commission
 SFAS                Statement of Financial Accounting Standards
 SPEs                Special purpose entities
 S&P                 Standard & Poor's
 Trusts              ComEd Financing I and ComEd Financing II, ComEd
                      subsidiaries
 Trust Securities    ComEd-obligated mandatorily redeemable preferred
                      securities of subsidiary trusts holding solely ComEd's
                      subordinated debt securities
 Unicom              Unicom Corporation
 U.S. EPA            U.S. Environmental Protection Agency

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of COMMONWEALTH EDISON COMPANY (an Illinois corporation) and subsidiary companies as of September 30, 2000 and December 31, 1999, and the related statements of consolidated operations, retained earnings, comprehensive income and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of September 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                            Arthur Andersen LLP
Chicago, Illinois
November 3, 2000

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, nine months and twelve months ended September 30, 2000 and 1999 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                    Three Months Ended       Nine Months Ended      Twelve Months Ended
                                       September 30            September 30            September 30
                                   ----------------------  ----------------------  ----------------------
                                      2000        1999        2000        1999        2000        1999
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                                        (Thousands of Dollars)
Electric Operating Revenues..      $2,081,189  $2,064,011  $5,343,252  $5,271,794  $6,838,350  $6,831,542
                                   ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating Expenses
 and Taxes:
 Fuel........................      $   97,207  $  302,181  $  294,046  $  796,654  $  494,654  $1,049,699
 Purchased power.............         691,993     249,375   1,290,938     419,358   1,423,155     520,987
 Operation...................         396,103     383,438   1,052,112   1,133,360   1,460,188   1,513,094
 Maintenance.................         162,640     168,993     468,665     590,572     652,403     776,169
 Depreciation and amortiza-
  tion.......................         225,951     200,284     821,662     695,387     962,420     923,216
 Taxes (except income).......         138,449     143,912     400,295     405,454     501,166     532,241
 Income taxes--
 Current--Federal............         133,323     164,697     323,424     350,417   1,440,001     343,217
 --State.....................          28,706      34,704      69,695      74,805     310,604      71,521
 Deferred--Federal--net......         (77,548)    (10,944)   (167,086)    (86,319) (1,236,177)    (25,621)
  --State--net...............         (15,951)     (1,385)    (32,989)    (17,204)   (263,778)     (6,210)
 Investment tax credits de-
  ferred--net................          (5,499)     (7,021)    (16,498)    (21,063)    (21,263)    (27,856)
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                   $1,775,374  $1,628,234  $4,504,264  $4,341,421  $5,723,373  $5,670,457
                                   ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating Income....      $  305,815  $  435,777  $  838,988  $  930,373  $1,114,977  $1,161,085
                                   ----------  ----------  ----------  ----------  ----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term debt,
  net of interest capital-
  ized.......................      $ (117,123) $ (130,663) $ (367,447) $ (400,821) $ (493,376) $ (506,732)
 Interest on notes payable...          (7,538)     (5,282)    (13,709)    (13,003)    (19,308)    (17,377)
 Allowance for funds used
  during construction........           5,599       6,581      16,610      15,982      22,440      20,121
 Income taxes applicable to
  nonoperating activities....        (23,196)       2,080     (44,614)    (1,169)     (16,362)    (17,418)
 Provision for dividends on
  company-obligated
  mandatorily redeemable
  preferred securities of
  subsidiary trusts holding
  solely the Company's sub-
  ordinated debt securities..          (7,428)     (7,428)    (22,283)    (22,283)    (29,710)    (29,710)
 Miscellaneous--net..........          40,117     (14,016)    176,097      29,935     116,275      60,893
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                   $ (109,569) $ (148,728) $ (255,346) $ (391,359) $ (420,041) $ (490,223)
                                   ----------  ----------  ----------  ----------  ----------  ----------
Net Income before Extraordi-
 nary Item...................      $  196,246  $  287,049  $  583,642  $  539,014  $  694,936  $  670,862
Extraordinary Loss, less Ap-
 plicable Income Taxes.......             490         --       (3,677)    (27,579)     (3,677)    (27,579)
                                   ----------  ----------  ----------  ----------  ----------  ----------
Net Income...................      $  196,736  $  287,049  $  579,965  $  511,435  $  691,259  $  643,283
Provision for Dividends on
 Preferred and Preference Stocks.         535       1,830       2,774      20,170       6,359      33,991
                                   ----------  ----------  ----------  ----------  ----------  ----------
Net Income on Common Stock...      $  196,201  $  285,219  $  577,191  $  491,265  $  684,900  $  609,292
                                   ==========  ==========  ==========  ==========  ==========  ==========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                       (Thousands of Dollars)
                       ASSETS
                       ------
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $796 million and
   $654 million, respectively)......................  $25,742,682  $25,007,637
  Less--Accumulated provision for depreciation......   14,151,813   13,729,223
                                                      -----------  -----------
                                                      $11,590,869  $11,278,414
  Nuclear fuel, at amortized cost...................      845,401      843,724
                                                      -----------  -----------
                                                      $12,436,270  $12,122,138
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds.....................  $ 2,662,020  $ 2,546,540
  Subsidiary companies..............................       50,363       77,061
  Other investments, at cost........................       57,107       63,702
                                                      -----------  -----------
                                                      $ 2,769,490  $ 2,687,303
                                                      -----------  -----------
Current Assets:
  Cash and temporary cash investments...............  $   230,551  $ 1,254,868
  Cash held for redemption of securities............       71,622      285,056
  Special deposits..................................          515       45,730
  Receivables--
    Customers.......................................    1,155,669    1,183,505
    Forward share repurchase contract...............          --       813,046
    Income Taxes....................................      682,001          --
    Other...........................................      206,970      181,793
    Provisions for uncollectible accounts...........      (45,560)     (49,344)
  Coal and fuel oil, at average cost................       14,554       14,222
  Materials and supplies, at average cost...........      238,518      220,398
  Deferred income taxes related to current assets
   and liabilities..................................       59,644       54,796
  Prepayments and other.............................       23,885       30,539
                                                      -----------  -----------
                                                      $ 2,638,369  $ 4,034,609
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Note receivable from affiliate....................  $ 2,450,000  $ 2,450,000
  Regulatory assets.................................    1,526,590    1,792,907
  Other.............................................       56,722       73,308
                                                      -----------  -----------
                                                      $ 4,033,312  $ 4,316,215
                                                      -----------  -----------
                                                      $21,877,441  $23,160,265
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
         CAPITALIZATION AND LIABILITIES               2000         1999
         ------------------------------           ------------- -----------
                                                   (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity...........................   $ 4,511,985  $ 5,302,915
  Preferred and preference stocks without
   mandatory redemption requirements............         6,977        8,768
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts
   holding solely the Company's subordinated
   debt securities*.............................       350,000      350,000
  Long-term debt................................     7,059,606    6,962,448
                                                   -----------  -----------
                                                   $11,928,568  $12,624,131
                                                   -----------  -----------
Current Liabilities:
  Notes payable.................................   $   277,867  $     4,750
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease
   obligations..................................       343,967      909,900
  Accounts payable..............................       799,570      545,329
  Accrued interest..............................       121,699      147,044
  Accrued taxes.................................       130,453    1,409,626
  Dividends payable.............................        76,155       92,656
  Customer deposits.............................        69,823       68,128
  Other.........................................       172,769      307,040
                                                   -----------  -----------
                                                   $ 1,992,303  $ 3,484,473
                                                   -----------  -----------
Deferred Credits and Other Noncurrent
 Liabilities:
  Deferred income taxes.........................   $ 3,388,148  $ 2,456,447
  Nuclear decommissioning liability for retired
   plants.......................................     1,288,000    1,259,700
  Accumulated deferred investment tax credits...       461,762      484,717
  Accrued spent nuclear fuel disposal fee and
   related interest.............................       797,457      763,427
  Obligations under capital leases..............           --       161,602
  Regulatory liabilities........................       580,991      596,157
  Other.........................................     1,440,212    1,329,611
                                                   -----------  -----------
                                                   $ 7,956,570  $ 7,051,661
                                                   -----------  -----------
Commitments and Contingent Liabilities (Note 21)
                                                   $21,877,441  $23,160,265
                                                   ===========  ===========

  *As described in Note 10 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. The sole asset of ComEd Financing II, also a subsidiary trust of ComEd, is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027.

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                 September 30,  December 31,
                                                     2000           1999
                                                 ------------- ----------------
                                                  (Thousands of Dollars)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,243,000 shares and
    213,973,810 shares, respectively...........   $ 2,678,054  $ 2,677,995
  Premium on common stock and other paid-in
   capital.....................................     2,207,370    2,207,287
  Capital stock and warrant expense............       (12,464)     (12,537)
  Retained earnings............................       790,107      433,001
  Other comprehensive income...................         5,428        7,539
  Treasury stock--30,497,107 shares and 264,406
   shares, respectively........................    (1,156,510)     (10,370)
                                                  -----------  -----------
                                                  $ 4,511,985  $ 5,302,915
                                                  -----------  -----------
Preferred and Preference Stocks Without Manda-
 tory
 Redemption Requirements:
  Preference stock, non-cumulative, without par
   value--Outstanding--1,120 shares and 1,120
   shares, respectively........................   $     6,977  $     6,978
  $1.425 convertible preferred stock, cumula-
   tive, without par value-- Outstanding--no
   shares and 56,291 shares, respectively......           --         1,790
                                                  -----------  -----------
                                                  $     6,977  $     8,768
                                                  -----------  -----------
Preference Stock Subject to Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par
   value--
   Outstanding--no shares and 700,000 shares,
    respectively...............................   $       --   $    69,475
  Current redemption requirements for
   preference stock included in current
   liabilities.................................           --       (69,475)
                                                  -----------  -----------
                                                  $       --   $       --
                                                  -----------  -----------
Company-Obligated Mandatorily Redeemable Pre-
 ferred Securities of Subsidiary Trusts Holding
 Solely the Company's Subordinated Debt Securi-
 ties..........................................   $   350,000  $   350,000
                                                  -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 2000 through 2004--5.30% to 9
     3/8%......................................   $   326,000  $   698,245
    Maturing 2005 through 2014--4.40% to 8
     3/8%......................................     1,299,400    1,299,400
    Maturing 2015 through 2023--6.75% to 9
     7/8%......................................     1,486,950    1,589,443
                                                  -----------  -----------
                                                  $ 3,112,350  $ 3,587,088
  Transitional trust notes, due 2001 through
   2008--5.29% to 5.74%........................     2,804,541    3,070,000
  Sinking fund debentures, due 2001 through
   2011--2 7/8% to 4.75%.......................        26,674       30,866
  Pollution control obligations, due 2007
   through 2014--4.65% to 5 7/8%...............       137,700      139,200
  Other long-term debt.........................     1,366,305      916,351
  Current maturities of long-term debt included
   in current liabilities......................      (343,967)    (732,077)
  Unamortized net debt discount and premium....       (43,997)     (48,980)
                                                  -----------  -----------
                                                  $ 7,059,606  $ 6,962,448
                                                  -----------  -----------
                                                  $11,928,568  $12,624,131
                                                  -----------  -----------


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                            Three Months
                           Ended September    Nine Months Ended  Twelve Months Ended
                                 30             September 30        September 30
                          ------------------ ------------------- -------------------
                            2000      1999      2000      1999      2000      1999
                          --------  -------- ---------- -------- ---------- --------
                                           (Thousands of Dollars)
Balance at Beginning of
 Period.................  $667,396  $211,003   $433,001 $176,643 $  408,520 $142,989
Add--Net income.........   196,736   287,049    579,965  511,435    691,259  643,283
                          --------  -------- ---------- -------- ---------- --------
                          $864,132  $498,052 $1,012,966 $688,078 $1,099,779 $786,272
                          --------  -------- ---------- -------- ---------- --------
Deduct--
   Dividends declared
    on--
    Common stock........  $ 73,498  $ 85,589 $  220,494 $256,695 $  306,083 $342,388
    Preferred and
     preference stocks..        (1)    1,224      1,240    7,309      2,464   19,791
   Other capital stock
    transactions--net...       528     2,719      1,125   15,554      1,125   15,573
                          --------  -------- ---------- -------- ---------- --------
                          $ 74,025  $ 89,532 $  222,859 $279,558 $  309,672 $377,752
                          --------  -------- ---------- -------- ---------- --------
Balance at End of Period
 (Includes $1,087
 million and $627
 million of appropriated
 retained earnings for
 future dividend
 payments at September
 30, 2000 and 1999,
 respectively)..........  $790,107  $408,520 $  790,107 $408,520 $  790,107 $408,520
                          ========  ======== ========== ======== ========== ========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                         Three Months Ended   Nine Months Ended  Twelve Months Ended
                            September 30        September 30        September 30
                         -------------------- ------------------ --------------------
                           2000       1999      2000      1999     2000       1999
                         ---------  --------- --------  -------- ---------  ---------
                                          (Thousands of Dollars)
Net Income.............. $ 196,736  $ 287,049 $579,965  $511,435  $691,259  $ 643,283
Other Comprehensive
 Income
  Unrealized
   gains/(losses) on
   securities and
   foreign currency
   translations......... $  (3,251) $     --  $ (1,798) $    --   $ 10,673  $     --
  Income taxes on other
   comprehensive
   income...............        20        --      (313)      --     (5,245)       --
                         ---------  --------- --------  -------- ---------  ---------
  Other comprehensive
   income, net of tax... $  (3,231) $     --  $ (2,111) $    --   $  5,428  $     --
                         ---------  --------- --------  -------- ---------  ---------
Comprehensive Income.... $ 193,505  $ 287,049 $577,854  $511,435  $696,687  $ 643,283
                         =========  ========= ========  ======== =========  =========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          Three Months Ended       Nine Months Ended        Twelve Months Ended
                             September 30            September 30              September 30
                          --------------------  ------------------------  ------------------------
                            2000       1999        2000         1999         2000         1999
                          ---------  ---------  -----------  -----------  -----------  -----------
                                                (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income.............  $ 196,736  $ 287,049  $   579,965  $   511,435  $   691,259  $   643,283
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and am-
    ortization..........    284,243    208,597      945,428      737,501    1,109,961      970,440
   Deferred income taxes
    and investment tax
    credits--net........    (98,569)   (11,861)    (200,353)    (115,059)  (1,537,204)     (43,256)
   Contribution to envi-
    ronmental trust.....        --         --           --           --      (250,000)         --
   Recovery of coal re-
    serve regulatory as-
    sets................        --      91,642          --       111,578      178,038      108,078
   Change in MGP
    remediation liabili-
    ty..................     (2,600)       --        (3,800)         --        64,278          --
   Loss/(gain) on for-
    ward share arrange-
    ments...............        --      17,514     (113,071)     (15,903)     (53,196)     (15,903)
   Provisions/(payments)
    for revenue re-
    funds--net..........        --      (2,439)         --       (22,297)        (371)         306
   Equity component of
    allowance for funds
    used during
    construction........     (2,643)    (2,243)      (7,945)      (5,999)      (9,735)      (7,600)
   Payments for liabil-
    ity for separation
    costs--net..........     19,303     (1,746)      10,248      (11,544)     (40,604)       1,029
   Net effect on cash
    flows of changes in:
     Receivables........   (103,605)    26,726       (1,757)      99,830     (219,620)      44,550
     Coal and fuel oil..      3,120     15,078         (332)       4,303       (3,076)      21,446
     Materials and sup-
      plies.............     (2,787)    (2,439)     (18,120)     (12,420)     (12,857)       2,413
     Accounts payable
      excluding
      separation costs--
      net...............    210,742      1,137      243,993     (106,930)     293,305       20,158
     Accrued interest
      and taxes.........     43,444      7,952     (889,880)     127,657      223,438     (118,229)
     Other changes in
      certain current
      assets and liabil-
      ities.............    (27,499)    36,964        9,919       91,196       43,214      148,914
   Other--net...........     30,689    (50,362)     168,924       88,165      (15,948)      98,779
                          ---------  ---------  -----------  -----------  -----------  -----------
                          $ 550,474  $ 621,569  $   723,219  $ 1,481,513  $   460,882  $ 1,874,408
                          ---------  ---------  -----------  -----------  -----------  -----------
Cash Flow from Investing
Activities:
 Construction expendi-
  tures.................  $(324,746) $(262,946) $  (899,072) $  (736,654) $(1,245,816) $(1,021,602)
 Nuclear fuel expendi-
  tures.................   (123,007)   (90,926)    (224,486)    (204,873)    (273,096)    (247,458)
 Sale of generating
  plants................        --         --           --           --     4,885,720          --
 Note receivable from
  affiliates............        --         --           632          --    (2,450,000)         --
 Equity component of
  allowance for funds
  used during
  construction..........      2,643      2,243        7,945        5,999        9,735        7,600
 Contributions to nu-
  clear decommissioning
  funds.................        --         --       (39,400)     (39,426)     (89,919)     (96,120)
 Other investments and
  special deposits......      1,035    (15,885)      50,907      (18,353)      30,742      (19,239)
 Plant removal costs--
  net...................     11,474    (17,291)      (7,486)     (49,303)     (25,915)     (89,464)
                          ---------  ---------  -----------  -----------  -----------  -----------
                          $(432,601) $(384,805) $(1,110,960) $(1,042,610) $   841,451  $(1,466,283)
                          ---------  ---------  -----------  -----------  -----------  -----------
Cash Flow from Financing
Activities:
 Issuance of securi-
  ties--
   Transitional trust
    notes...............  $     --   $     --   $       --   $       --   $       --   $ 3,382,629
   Other long-term debt.    450,000        --       450,000          --       450,050          --
   Capital stock........        --           6          143           21          182       17,029
 Retirement, redemption
  and repurchase of se-
  curities--
   Transitional trust
    notes...............    (85,459)   (97,045)    (265,459)    (237,045)    (358,413)    (237,045)
   Other long-term debt.   (115,788)    (1,017)    (484,964)  (1,059,452)    (625,481)  (1,134,452)
   Common stock.........        274     (2,390)    (152,890)     (32,446)     123,214      (39,246)
   Preferred stock......     (2,174)   (72,644)     (72,318)    (606,852)     (82,371)    (610,423)
 Common stock forward
  repurchase arrange-
  ments.................        --         --       (67,135)    (662,113)    (262,040)    (662,113)
 Cash dividends paid on
  capital stock.........    (84,131)   (99,246)    (260,519)    (300,839)    (351,572)    (404,644)
 Proceeds from
  sale/leaseback of nu-
  clear fuel............        --         --           --           --           --           --
 Nuclear fuel lease
  principal payments....   (235,365)   (55,610)    (269,985)    (157,546)    (367,841)    (208,820)
 Increase/(decrease) in
  short-term
  borrowings............    (76,133)    36,900      273,117      172,394     (170,883)      40,104
                          ---------  ---------  -----------  -----------  -----------  -----------
                          $(148,776) $(291,046) $  (850,010) $(2,883,878) $(1,645,155) $   143,019
                          ---------  ---------  -----------  -----------  -----------  -----------
Change in Net Cash Bal-
 ance...................  $ (30,903) $ (54,282) $(1,237,751) $(2,444,975) $  (342,822) $   551,144
Cash, Temporary Cash
 Investments and Cash
 Held for Redemption of
 Securities:
 Balance at Beginning
  of Period.............    333,076    699,277    1,539,924    3,089,970      644,995       93,851
                          ---------  ---------  -----------  -----------  -----------  -----------
 Balance at End of Pe-
  riod..................  $ 302,173  $ 644,995  $   302,173  $   644,995  $   302,173  $   644,995
                          =========  =========  ===========  ===========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

  (1) Summary of Significant Accounting Policies.

  Corporate Structure and Basis of Presentation. ComEd, a regulated electric utility, is the principal subsidiary of Exelon. The consolidated financial statements of ComEd include the accounts of ComEd, Indiana Company, Edison Development, the Trusts, ComEd Funding, and ComEd Funding Trust. All significant intercompany transactions have been eliminated. Although the accounts of ComEd Funding and ComEd Funding Trust, which are SPEs, are included in the consolidated financial statements, as required by GAAP, ComEd Funding and ComEd Funding Trust are legally separated from ComEd. The assets of the SPEs are not available to creditors of ComEd and the transitional property and investments held by the SPEs are not assets of ComEd.

  See Note 2 for information on Unicom's merger with PECO.

  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the transition to a new customer information and billing system, a larger portion of customer revenues and net receivables were based on estimates for the period July 1998 through November 1999 than in previous and subsequent periods.

  Regulation. ComEd is subject to regulation as to accounting and ratemaking policies and practices by the ICC and FERC. ComEd's accounting policies and the accompanying consolidated financial statements conform to GAAP applicable to rate-regulated enterprises for the non-generation portion of its business, including the effects of the ratemaking process in accordance with SFAS
No. 71, Accounting for the Effects of Certain Types of Regulation. Such effects on the non-generation portion of its business concern mainly the time at which various items enter into the determination of operating results in order to follow the principle of matching costs with the applicable revenues collected from or returned to customers through future rates.

  ComEd's investment in generation-related net utility plant, not subject to cost-based rate regulation, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation was $7.7 billion and $7.8 billion as of September 30, 2000 and December 31, 1999, respectively.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 were as follows:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                        (Thousands of Dollars)
Regulatory assets:
 Impaired production plant(1).......................   $  103,659    $  366,221
 Deferred income taxes (2)..........................      701,714       688,946
 Nuclear decommissioning costs--Dresden Unit 1......      189,506       202,308
 Nuclear decommissioning costs--Zion Units 1 and 2..      495,811       496,638
 Unamortized loss on reacquired debt (3)............       35,900        38,794
                                                       ----------    ----------
                                                       $1,526,590    $1,792,907
                                                       ==========    ==========
Regulatory liabilities:
 Deferred income taxes (2)..........................   $  580,991    $  596,157
                                                       ==========    ==========

--------
(1) Expected to be substantially recovered through regulated cash flow by the end of 2000.
(2) Recorded in compliance with SFAS No. 109, Accounting for Income Taxes, for non-generation related temporary differences.
(3) Amortized over the remaining lives of the non-generation related long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

  The regulatory assets for Dresden Unit 1 and Zion Units 1 and 2 represent unrecovered nuclear decommissioning costs, which are expected to be recovered over the periods 2000-2011 and 2000-2013, respectively, through future rate recoveries and related trust fund earnings. See "Depreciation, Amortization of Regulatory Assets and Liabilities and Decommissioning" below for additional information.

  Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning. Depreciation, amortization of regulatory assets and liabilities, and decommissioning for the three months, nine months and twelve months ended September 30, 2000 and 1999 were as follows:

                          Three Months Ended  Nine Months Ended Twelve Months Ended
                             September 30       September 30       September 30
                          ------------------- ----------------- -------------------
                            2000      1999      2000     1999     2000      1999
                          --------- --------- -------- -------- --------- ---------
                                           (Thousands of Dollars)
Depreciation expense....  $ 167,557 $ 178,773 $496,235 $533,622 $ 581,747 $ 708,003
Amortization of
 regulatory assets and
 liabilities--net.......     37,439       556  262,562   98,900   296,853   131,393
                          --------- --------- -------- -------- --------- ---------
                          $ 204,996 $ 179,329 $758,797 $632,522 $ 878,600 $ 839,396
Decommissioning expense.     20,955    20,955   62,865   62,865    83,820    83,820
                          --------- --------- -------- -------- --------- ---------
                          $ 225,951 $ 200,284 $821,662 $695,387 $ 962,420 $ 923,216
                          ========= ========= ======== ======== ========= =========

  The regulatory asset amortization recorded in the recent three, nine and twelve month periods represent amounts calculated in accordance with the earnings cap provisions of the 1997 Act.

  Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the December 1999 sale of Fossil Plant assets of $2.587 billion resulted in a regulatory liability, which was used to recover

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on ComEd's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million in the fourth quarter of 1999.

  See Note 3 for additional information regarding amortization of regulatory assets with respect to limits on ComEd's earnings due to statutory sharing provisions. See Note 4 for additional information regarding the fossil plant sale.

  Provisions for depreciation, including nuclear plant, were at average annual rates of average depreciable utility plant and equipment for the three months, nine months and twelve months ended September 30, 2000 and 1999 as follows:

                         Three Months Ended  Nine Months Ended Twelve Months Ended
                            September 30       September 30       September 30
                         ------------------  ----------------- -------------------
                           2000      1999      2000     1999     2000      1999
                         --------- --------- -------- -------- --------- ---------
Average annual
 depreciation rates.....     2.70%     2.65%    2.70%    2.65%     2.69%     2.67%

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 9 to 28 years. ComEd's Zion Station and Dresden Unit 1 are retired and are expected to be dismantled beginning in the years 2014 and 2011, respectively, which is consistent with the regulatory treatment for recovery of the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.6 billion in current-year (2000) dollars, including a contingency allowance. These expenditures are expected to occur primarily during the period from 2010 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of, or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The ICC has approved ComEd's current funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants.

  ComEd is undertaking steps to transfer its nuclear generating assets, including the decommissioning trust funds, to a generation and power marketing subsidiary of Exelon ("Genco"), following the merger with PECO. On August 3, 2000 the NRC approved the request of ComEd and PECO to transfer licenses for both companies' nuclear plants from ComEd and PECO to Genco.

  As part of the transfer of the nuclear generating stations, Genco is to assume responsibility for the decommissioning of those stations, including Zion Station and Dresden Unit 1, subject to an obligation of

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

ComEd to continue to collect decommissioning-related charges from its customers. In May 2000, ComEd filed a petition with the ICC seeking approval to revise its existing decommissioning rider to its rates. Under the proposed revision, ComEd would collect approximately $121 million annually for a period of six years, after which the decommissioning rider and collection of decommissioning funds would end. On October 25, 2000, an ICC hearing examiner issued a proposed order denying ComEd's petition on the basis that existing law does not allow the ICC to authorize ComEd to continue to collect funds for decommissioning nuclear generating plants that it no longer owns. ComEd believes that the proposed order is wrong as a matter of law and that the ICC has the statutory authority to grant the ComEd petition. The ICC is not bound by the proposed order and may accept or reject it, in whole or in part, in preparing its final order in the proceedings. Responses from the parties to the proceedings regarding the proposed order are due in early November and a final order is expected before year-end. ComEd is evaluating the effect of the proposed order on the proposed structure of the Genco transaction. The transfer of the nuclear assets, including the decommissioning trust funds, are subject to satisfactory resolution of significant regulatory and tax issues. Although ComEd cannot currently determine whether an alternative funding structure will ultimately be approved and implemented, such a structure could increase the decommissioning cost recovery risk. See Note 2 for additional information on the merger of Unicom and PECO.

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of September 30, 2000, the total decommissioning costs included in the accumulated provision for depreciation were $2,197 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (2000) dollars is recorded as a noncurrent liability. The unrecovered portion of the liability is recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of September 30, 2000 was as follows:

                                                               Zion
                                                    Dresden   Units
                                                     Unit 1  1 and 2    Total
                                                    -------- -------- ----------
                                                       (Thousands of Dollars)
Amounts recovered through rates and investment
 fund earnings....................................  $124,394 $478,289 $  602,683
Unrecovered portion of the liability..............   189,506  495,811    685,317
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $313,900 $974,100 $1,288,000
                                                    ======== ======== ==========

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The fair value of funds accumulated in the external trusts at September 30, 2000 was $2,662 million, which includes pre-tax unrealized appreciation of $702 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of September 30, 2000 was as follows:

                                                          (Thousands of Dollars)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the
 accumulated provision for depreciation)................        $2,196,811
Amounts recovered through rates and investment fund
 earnings for retired plants............................           602,683
Less past accruals not yet contributed to the trusts....           137,474
                                                                ----------
 Fair value of external trust funds.....................        $2,662,020
                                                                ==========

  In February 2000, the FASB issued an exposure draft addressing the accounting for asset removal costs, including those relating to nuclear decommissioning. The exposure draft would require companies to recognize the entire decommissioning liability on the balance sheet when the liability is

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES incurred very early in the operating life of the generating station, rather than ratably over the operating life of the station as is the current industry accounting practice. The cost basis of the related nuclear power plant would be increased by a corresponding amount at the time the liability is recorded and depreciated over the operating life. Although over the life of the stations total decommissioning provisions would approximate the total amount recognized over the life of the stations under current electric utility accounting practices, amounts for interim years could increase or decrease from currently expected decommissioning provisions. However, ComEd does not believe such changes will adversely impact results of operations due to the ability to recover decommissioning costs through rates. The exposure draft is proposed to be effective for financial statements issued for fiscal years beginning after June 15, 2001. A final statement is expected to be issued during the first quarter of 2001.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of September 30, 2000. It includes the City, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues in 1999. ComEd had approximately 3.5 million electric customers at September 30, 2000. Revenues are recognized as electric and delivery services are provided to customers.

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays temporarily increased accounts receivable from customers. In December 1998 and June 1999, ComEd recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $35 million in the twelve months ended September 30, 1999, compared to normally expected levels. Receivables from customers include $53 million and $103 million as of September 30, 2000 and December 31, 1999, respectively, in estimated unbilled revenue for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance. Receivables from customers as of September 30, 2000 and December 31, 1999 also include $321 million and $295 million, respectively, for estimated unbilled revenues for electric service that has been provided to customers subsequent to the normal billing date and prior to the end of the reporting period. See "Use of Estimates" above for additional information regarding ComEd's revenues and net receivables.

  See Note 3 for additional information.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 13 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $97 million and $107 million for the three months ended September 30, 2000 and 1999, respectively, $294 million and $288 million for the nine months ended September 30, 2000 and 1999, respectively, and $386 million and $372 million for the twelve months ended September 30, 2000 and 1999, respectively.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates for AFUDC were 8.29% and 7.87% for the three months ended September 30, 2000 and 1999, respectively, 8.29% and 7.85% for the nine months ended September 30, 2000 and 1999, respectively, and 8.14% and 7.92% for the twelve months ended September 30, 2000 and 1999, respectively. In accordance with SFAS No. 34, Capitalization of Interest Cost, ComEd capitalized $2 million and $4 million for the three months ended September 30, 2000 and 1999, respectively, $4 million and $16 million for the nine months ended September 30, 2000 and 1999, respectively, and $10 million and $31 million for the twelve months ended September 30, 2000 and 1999, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of ComEd.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition, in connection with the refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates, is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition for non-generation related financings. See "Regulatory Assets and Liabilities" above and Note 3 for additional information.

  Stock Option Awards/Employee Stock Purchase Plan. ComEd has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. ComEd accounts for its stock option awards and ESPP under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 7 for additional information.

  Energy Risk Management Contracts. In the normal course of business, ComEd utilizes contracts for the forward sale and purchase of energy to manage effectively the utilization of its available generating capability. ComEd also utilizes put and call option contracts and energy swap arrangements to limit the market price risk associated with the forward commodity contracts. As ComEd does not currently utilize financial or commodity instruments for trading or speculative purposes, any gains or losses on forward commodity contracts are recognized when the underlying transactions affect earnings. Revenues and expenses associated with market price risk management contracts are amortized over the terms of such contracts.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as an amendment of SFAS No. 133. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the Statements of Consolidated Operations, and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The effective date of SFAS No. 133, as amended, has been delayed for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133. SFAS No. 133, as amended, must be applied to (i) derivative instruments and
(ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after January 1, 1998 or January 1, 1999 at the Company's election.

  ComEd will adopt SFAS No. 133 on January 1, 2001, and are in the final process of reviewing their various contracts to determine which contracts need to be reflected as derivatives under the standard and accounted for at fair value. Among the contracts that are expected to be subject to the fair value requirements are contracts related to electricity and gas purchases and sales. ComEd have not fully quantified the effects on their financial statements of adopting SFAS No. 133 on January 1, 2001. The ultimate impact will depend upon market prices, at the time of adoption, for electricity and gas. Adoption of SFAS No. 133 in 2001 will result in increased volatility in earnings.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on operating results.

  Cash Held for Redemption of Securities. As of September 30, 2000, the cash held for redemption of securities reported on the Consolidated Balance Sheets includes $72 million of escrowed cash and pending instrument funding charges collected from ComEd customers to be applied to the principal and interest payment on the transitional trust notes. See Note 3 for additional information.

  Income Taxes. ComEd is included in the consolidated federal and state income tax returns filed by Unicom. Current and deferred income taxes of the consolidated group are allocated to ComEd as if ComEd filed separate tax returns. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income taxes deferred in prior years are charged or credited to income as the book/tax temporary differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

  Interest. Total interest costs incurred on debt, leases and other obligations were $144 million and $155 million for the three months ended September 30, 2000 and 1999, respectively, $442 million and $470 million for the nine months ended September 30, 2000 and 1999, respectively, and $594 million and $562 million for the twelve months ended September 30, 2000 and 1999, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 2000 and 1999 was as follows:

                          Three Months Ended   Nine Months Ended  Twelve Months Ended
                             September 30        September 30        September 30
                          ------------------- ------------------- -------------------
                            2000      1999       2000      1999      2000      1999
                          --------- --------- ---------- -------- ---------- --------
                                            (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 140,827 $ 156,159 $  399,715 $479,015 $  509,102 $561,107
   Income taxes (net of
    refunds)............  $  46,217 $ 140,913 $1,189,578 $225,020 $1,449,756 $514,684
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $     --  $     189 $       34 $  1,625 $      154 $  3,062

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (2) Merger Agreement. On October 19, 2000, Unicom and PECO received approval from the Securities and Exchange Commission under the Public Utilities Holding Company Act of 1935, the last regulatory approval, to complete their merger to form Exelon Corporation. The companies completed the merger on October 20, 2000 and began trading as Exelon Corporation (NYSE: EXC) on October 23, 2000.

  Upon completion of the merger, PECO and ComEd became the principal utility subsidiaries of Exelon. This result was achieved by a mandatory exchange of the outstanding common stock of PECO for common stock of Exelon, and a subsequent merger of Unicom with and into Exelon wherein holders of Unicom common stock received 0.875 shares of Exelon common stock plus $3.00 in cash for each of their shares of Unicom common stock. The merger transaction will be accounted for as a purchase of Unicom by PECO.

  Consistent with Unicom's $1 billion share repurchase commitment in the merger agreement with PECO, Unicom has completed the repurchase of 24 million shares of its common stock. The shares were repurchased from the open market over the recent ten months pursuant to agreements with financial institutions. Approximately $153 million of these share repurchases were funded with proceeds from the 1998 issuance of transitional trust notes. The remaining share repurchases were funded from available funds, including funds ultimately resulting from the fossil plant sale. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. See Notes 6 and 23 for additional information.

  ComEd and PECO are undertaking steps to transfer their generating assets and wholesale power marketing operations to subsidiaries following the consummation of the merger. Subsequent to those transfers, these subsidiaries will be transferred to Exelon and ultimately will be combined into a power generation and marketing company, which will be a direct subsidiary of Exelon. In ComEd's case, the transfer will include its Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating stations representing an aggregate generating capability of 9,566 megawatts, its Zion station, its rights and obligations under various power purchase agreements, the assets constituting its nuclear decommissioning trusts and its wholesale power marketing business. Genco will enter into a power purchase agreement with ComEd in which Genco will undertake to supply ComEd's full requirements for electric energy through 2004 and all of ComEd's requirements up to the available capacity of the nuclear generating stations in 2005 and 2006. On August 3, the NRC approved the request of ComEd and PECO to transfer licenses for both companies' nuclear plants from ComEd and PECO to Genco.

  As part of the transfer of the nuclear generating stations, Genco is to assume responsibility for the decommissioning of those stations, including Zion Station and Dresden Unit 1, subject to an obligation of ComEd to continue to collect decommissioning-related charges from its customers. In May 2000, ComEd filed a petition with the ICC seeking approval to revise its existing decommissioning rider to its rates. Under the proposed revision, ComEd would collect approximately $121 million annually for a period of six years, after which the decommissioning rider and collection of decommissioning funds would end. On October 25, 2000, an ICC hearing examiner issued a proposed order denying ComEd's petition on the basis that existing law does not allow the ICC to authorize ComEd to continue to collect funds for decommissioning nuclear generating plants that it no longer owns. ComEd believes that the proposed order is wrong as a matter of law and that the ICC has the statutory authority to grant the ComEd petition. The ICC is not bound by the proposed order and may accept or reject it, in whole or in part, in preparing its final order in the proceedings. Responses from the parties to the proceedings regarding the proposed order are due in early November and a final order is expected before year-end. ComEd is evaluating the effect of the proposed order on the

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES proposed structure of the Genco transaction. The transfer of the nuclear assets, including the decommissioning trust funds, are subject to satisfactory resolution of significant regulatory and tax issues.

  (3) Accounting Effects Related to the 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act was amended in June 1999.

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for, among other things, gradual customer access to other electric suppliers or a power purchase option which allows the purchase of electric energy from ComEd at market based prices, and the collection of a CTC from customers who choose to purchase electric energy from a RES or elect the power purchase option during a transition period that extends through 2006. Effective October 1, 1999, the CTC was established in accordance with a formula defined in the 1997 Act. The CTC, which is applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See Note 4 for additional information.

  As of June 1, 2000, more than 62,000 non-residential customers are eligible to choose a new electric supplier or elect the purchase power option. As of September 30, 2000, over 7,800 non-residential customers, representing approximately 18 percent of ComEd's retail kilowatthour sales for the twelve months prior to the introduction of open access, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market, the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

  Utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select a RES can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The ICC issued orders in August and September 1999 approving, with modifications, ComEd's delivery service tariffs.

  The 1997 Act also provides for a 15% residential base rate reduction which became effective August 1, 1998 and an additional 5% residential base rate reduction in October 2001. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. The 15% rate reduction further reduced ComEd's operating revenues by approximately $226 million in 1999, compared to 1998 rate levels.

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES period only when necessary to ensure the utility's financial viability. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity for ComEd are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. Consistent with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 through 2004.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were used to redeem long-term debt and preference stock and reduce ComEd's outstanding short-term debt, as required. Unicom has also repurchased its common stock using proceeds it received from ComEd's repurchase of its common stock held by Unicom. The balance of the proceeds were used for the payment of fees and other debt issuance costs and a collateral requirement related to the transitional trust notes.

  (4) Fossil Plant Sale. In December 1999, ComEd completed the sale of its fossil generating assets to EME for a cash purchase price of $4.8 billion. The fossil generating assets represent an aggregate generating capacity of approximately 9,772 megawatts.

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the share repurchases. Of the cash received by ComEd, $1.5 billion has been used to pay the costs and taxes associated with the fossil plant sale, including ComEd's contribution of $250 million of the proceeds to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives. See Note 1, under "Investment in Leases," for additional information.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. The employees whose positions were eliminated have been terminated. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on ComEd's Statement of Consolidated Operations. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  (5) Authorized Shares and Voting Rights of Capital Stock. At September 30, 2000, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--6,810,451 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (6) Common Equity. In January 2000, ComEd physically settled the forward share repurchase arrangements it had with Unicom for the repurchase of 26.3 million ComEd common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on ComEd's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax) were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which was recorded in the first quarter of 2000. The settlement of the arrangements resulted in a reduction in ComEd's outstanding common shares and common stock equity, effective January 2000.

  During the first quarter of 2000, ComEd used $153 million to repurchase an additional 4 million of its common shares from Unicom with proceeds from the 1998 issurance of transitional trust notes.

  At September 30, 2000, 25,027 shares of common stock were reserved for the conversion of warrants.

  Shares of common stock issued/(reacquired) for the three months, nine months and twelve months ended September 30, 2000 and 1999 were as follows:

                         Three Months Ended    Nine Months Ended   Twelve Months Ended
                            September 30          September 30         September 30
                         --------------------  --------------------------------------------
                           2000       1999         2000      1999      2000        1999
                         ---------  ---------  ------------  -------------------  ---------
Conversion of $1.425
 convertible preferred
 stock..................       --         202         4,599   697          5,856    697
Conversion of warrants..       113         15           185    80            214    132
Treasury stock..........       --         --    (30,232,701)  --     (30,232,701)   --
                         ---------  ---------  ------------  ----  -------------  -----
                               113        217   (30,227,917)  777    (30,226,631)   829
                         =========  =========  ============  ====  =============  =====

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  At September 30, 2000 and December 31, 1999, 75,082 and 75,692,
respectively, of common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (7) Stock Option Awards/Employee Stock Purchase Plan. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. The stock options granted expire ten years from their grant date. One-third of the shares subject to the options vest on each of the first three anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated by the Company, other than for cause, or qualifies for long-term disability. Options granted before July 22, 1998 also vest in full upon a change in control, while options granted on or after July 22, 1998 vest in full if the option holder is terminated within 24 months after a change of control.

  Stock option transactions through September 30, 2000 are summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
Outstanding as of December 31, 1997................  2,291,378      $23.810
Granted during the year............................  1,379,525       35.234
Exercised during the year..........................   (404,082)      24.244
Expired/cancelled during the year..................   (123,928)      25.715
                                                     ---------
Outstanding as of December 31, 1998................  3,142,893       28.694
Granted during the year............................  1,853,050       35.750
Exercised during the year..........................   (313,231)      24.102
Expired/cancelled during year......................   (179,076)      33.551
                                                     ---------
Outstanding as of December 31, 1999................  4,503,636       31.723
Granted during the nine months ended September 30,
 2000..............................................  2,213,100       37.063
Exercised during the nine months ended September
 30, 2000..........................................   (874,785)      27.834
Expired/cancelled during the nine months ended Sep-
 tember 30, 2000...................................   (140,598)      35.710
                                                     ---------
Outstanding as of September 30, 2000...............  5,701,353       34.294
                                                     =========

  Of the stock options outstanding at September 30, 2000, 2,075,749 had vested with a weighted average exercise price of $30.77.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         Stock Option Grant Date
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
Expected option life.................................... 7 years 7 years 7 years
Dividend yield..........................................   4.30%   4.50%   4.54%
Expected volatility.....................................  21.97%  23.02%  21.95%
Risk-free interest rate.................................   6.76%   4.83%   5.58%

  The estimated weighted average fair value for each stock option granted in the first three quarters of 2000 and in 1999 and 1998 was $8.19, $6.48 and $6.62, respectively.

  The ESPP was terminated on June 28, 2000 by Unicom's Board of Directors in anticipation of the merger with PECO. The ESPP allowed employees to purchase Unicom common stock at a ten percent

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES discount from market value. Substantially all of the employees of ComEd and its subsidiaries were eligible to participate in the ESPP. Unicom issued 83,231 and 86,884 shares of common stock for the twelve months ended September 30, 2000 and 1999, respectively, under the ESPP at a weighted average annual purchase price of $35.02 and $34.34, respectively.

  ComEd has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, ComEd has adopted APB No. 25 and has taken into consideration FASB Interpretation No. 44 of APB No. 25, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If ComEd had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $4 million (after-tax) and $4 million (after-tax) for the twelve months ended September 30, 2000 and 1999, respectively.

  (8) Preferred and Preference Stocks Without Mandatory Redemption Requirements. During the twelve months ended September 30, 2000 and 1999, no shares and 13,499,549 shares of preferred or preference stock without mandatory redemption requirements were redeemed, respectively, and no shares were issued. All of the outstanding shares of Series $1.425 preferred stock were redeemed on August 1, 2000. The redemption price was $42 per share, plus accrued and unpaid dividends.

  (9) Preference Stock Subject to Mandatory Redemption Requirements. During the twelve months ended September 30, 2000 and 1999, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended September 30, 2000 and 1999, 700,000 shares and 1,056,060 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements or were part of the early redemption in 1999. There were 700,000 shares of Series $6.875 preference stock outstanding at December 31, 1999, at an aggregate stated value of $69 million. This series was non-callable and was redeemed on May 1, 2000.

  (10) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Company's Subordinated Debt Securities. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its 8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any time, for up to ten consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinated deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (11) Long-Term Debt. ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust, in the fourth quarter of 1998. The current amount outstanding is as follows:

              Series                                         Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      5.29% due June 25, 2001............................       $  254,541
      5.34% due March 25, 2002...........................          258,861
      5.39% due June 25, 2003............................          421,139
      5.44% due March 25, 2005...........................          598,511
      5.63% due June 25, 2007............................          761,489
      5.74% due December 25, 2008........................          510,000
                                                                ----------
                                                                $2,804,541
                                                                ==========

  For accounting purposes, the liabilities of ComEd Funding Trust for the transitional trust notes are reflected as long-term debt on the Consolidated Balance Sheets of ComEd.

  The proceeds, net of transaction costs, from the transitional trust notes were used, as required, to redeem debt and equity. During 1999, ComEd redeemed or reacquired $1,101 million of long-term debt.

  Sinking fund requirements and scheduled maturities remaining through 2004 for ComEd's first mortgage bonds, transitional trust notes, sinking fund debentures and other long-term debt outstanding at September 30, 2000, after deducting deposits made for the retirement of sinking fund debentures, are summarized as follows: 2000--$86 million; 2001--$346 million; 2002--$845 million; 2003--$695 million; and 2004--$577 million.


  At September 30, 2000, ComEd's outstanding first mortgage bonds maturing through 2004 were as follows:

                   Series                                    Principal Amount
      --------------------------------                    ----------------------
                                                          (Thousands of Dollars)
      7 3/8% due September 15, 2002......................        $200,000
      6 5/8% due July 15, 2003...........................         100,000
      5 3/10% due January 15, 2004.......................          26,000
                                                                 --------
                                                                 $326,000
                                                                 ========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at September 30, 2000 is summarized as follows:

                                    Principal
           Debt Security              Amount                 Interest Rate
----------------------------------- ---------- ------------------------------------------
                                    (Thousands
                                        of
                                     Dollars)
 Notes:
 Senior note due September 30,
  2002                              $  200,000 Interest rate of 7.158%
 Senior note due September 30,
  2003                                 250,000 Interest rate of 7.284%
 Medium Term Notes, Series 3N due
  various dates through October
  15, 2004                             156,000 Interest rates ranging from 9.17% to 9.20%
 Note due to Unicom Enterprises             51 Variable interest rate
 Notes due January 15, 2004            150,000 Interest rate of 7.375%
 Notes due October 15, 2005            235,000 Interest rate of 6.40%
 Notes due January 15, 2007            150,000 Interest rate of 7.625%
 Notes due July 15, 2018               225,000 Interest rate of 6.95%
                                    ----------
                                    $1,366,051
                                    ----------
 Purchase Contract Obligation
 due April 30, 2005                 $      254 Interest rate of 3.00%
                                    ----------
Total                               $1,366,305
                                    ----------

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  (12) Lines of Credit. ComEd had total unused bank lines of credit of $800 million at September 30, 2000. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment and facility fees with respect to the line of credit.

  (13) Disposal of Spent Nuclear Fuel. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has entered into a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets. The contract also provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998. On September 14, 2000, the Judge hearing

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

ComEd's case lifted a stay originally imposed on November 5, 1999. The court further ordered the government to file a response to ComEd's motion for summary judgment on the issue of the DOE's liability for breaching its contract with ComEd.

  (14) Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of financial instruments either held, or issued and outstanding. The disclosure of such information does not purport to be a market valuation of ComEd and subsidiary companies as a whole. The impact of any realized or unrealized gains or losses related to such financial instruments on the financial position or results of operations of ComEd and subsidiary companies is primarily dependent on the treatment authorized under future ComEd ratemaking proceedings.

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of September 30, 2000 and December 31, 1999 was as follows:

                                September 30, 2000               December 31, 1999
                         -------------------------------- --------------------------------
                                    Unrealized                       Unrealized
                                      Gains/                           Gains/
                         CostBasis   (Losses)  Fair Value Cost Basis  (Losses)  Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
Short-term investments.. $   33,583  $    --   $   33,583 $   41,362  $     95  $   41,457
U.S. Government and
 Agency issues..........    244,797     8,761     253,558    245,399    (1,993)    243,406
Municipal bonds.........    394,946     6,027     400,973    383,816      (940)    382,876
Corporate bonds.........    212,357    (2,416)    209,941    196,942    (5,699)    191,243
Common stock............    911,799   677,324   1,589,123    832,802   732,893   1,565,695
Other...................    162,879    11,963     174,842    125,072    (3,209)    121,863
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,960,361  $701,659  $2,662,020 $1,825,393  $721,147  $2,546,540
                         ==========  ========  ========== ==========  ========  ==========

  At September 30, 2000, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           Cost Basis Fair Value
                                                           ---------- ----------
                                                               (Thousands of
                                                                 Dollars)
      Within 1 year.......................................  $ 31,303   $ 31,627
      1 through 5 years...................................   325,139    326,986
      5 through 10 years..................................   222,319    226,044
      Over 10 years.......................................   425,776    429,513

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The net earnings of the nuclear decommissioning funds, which are recorded in the accumulated provision for depreciation, for the three months, nine months and twelve months ended September 30, 2000 and 1999 were as follows:

                          Three Months Ended    Nine Months Ended      Twelve Months Ended
                             September 30         September 30            September 30
                          ------------------  ----------------------  ---------------------
                            2000     1999        2000        1999        2000       1999
                          -------- ---------  ----------  ----------  ---------- ----------
                                              (Thousands of Dollars)
Gross proceeds from
 sales of
 securities.............  $359,346 $ 399,024  $1,263,586  $1,241,887  $1,786,700 $1,637,011
Less cost based on spe-
 cific
 identification.........   332,394   386,970   1,198,132   1,205,155   1,711,128  1,598,484
                          -------- ---------  ----------  ----------  ---------- ----------
Realized gains/(losses)
 on sales of
 securities.............  $ 26,952 $  12,054  $   65,454  $   36,732  $   75,571 $   38,527
Other realized fund
 earnings, net of
 expenses...............    12,126    12,186      30,113      43,002      50,038     59,983
                          -------- ---------  ----------  ----------  ---------- ----------
Total realized net earn-
 ings of the funds......  $ 39,078 $  24,240  $   95,567  $   79,734  $  125,609 $   98,510
Unrealized
 gains/(losses).........     6,056  (135,210)    (19,488)    (46,472)    128,494    142,147
                          -------- ---------  ----------  ----------  ---------- ----------
 Total net earnings of
  the funds.............  $ 45,134 $(110,970) $   76,079  $   33,262  $  254,103 $  240,657
                          ======== =========  ==========  ==========  ========== ==========

  Securities held by certain trusts, which were established to provide for supplemental retirement benefits and executive medical claims, have been classified and accounted for as "available for sale." The estimated fair value of these securities, as determined by the trustee and based on published market data, as of September 30, 2000 was as follows:

                                                      Cost   Unrealized  Fair
                                                      Basis     Gain     Value
                                                     ------- ---------- -------
                                                       (Thousands of Dollars)
Short-term investments.............................. $   279  $   --    $   279
Registered investment companies.....................  21,955   13,258    35,213
                                                     -------  -------   -------
                                                     $22,234  $13,258   $35,492
                                                     =======  =======   =======

  Current Assets. Cash, temporary cash investments, cash held for redemption of securities and other cash investments, which include U.S. Government obligations and other short-term marketable securities, and special deposits, are stated at cost, which approximates their fair value because of the short maturity of these instruments. The securities included in these categories have been classified as "available for sale" securities.

  Capitalization. The estimated fair values of preferred and preference stocks, company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the Company's subordinated debt securities, transitional trust notes, and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of September 30, 2000 and December 31, 1999 were as follows:

                                 September 30, 2000               December 31, 1999
                          -------------------------------- ---------------------------------
                                     Unrealized                       Unrealized
                           Carrying    Gains/               Carrying    Gains/
                            Value     (Losses)  Fair Value   Value     (Losses)   Fair Value
                          ---------- ---------- ---------- ---------- ----------  ----------
                                               (Thousands of Dollars)
Preferred and preference
 stocks.................  $      --   $    --   $      --  $   71,265 $      58   $   71,323
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely the
 Company's subordinated
 debt securities........  $  350,000  $(21,467) $  328,533 $  350,000 $ (10,595)  $  339,405
Transitional trust
 notes..................  $2,794,121  $(98,119) $2,696,002 $3,057,112 $(163,600)  $2,893,512
Long-term debt..........  $4,609,147  $  4,234  $4,613,381 $4,637,062 $ (22,237)  $4,614,825

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of September 30, 2000 and December 31, 1999; therefore, the carrying value is equal to the fair value.

  (15) Pension and Postretirement Benefits. As of September 30, 2000, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees of ComEd. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The September 30, 2000 and December 31, 1999 pension liabilities and related data were determined using the January 1, 1999 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. In 1998, Indiana Company's qualified defined benefit pension plan was merged into ComEd's pension plan as a result of the sale of Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd provides certain postretirement medical, dental and vision care, and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Generally, the employees become eligible for postretirement benefits if they retire no earlier than age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The September 30, 2000 and December 31, 1999 postretirement benefit liabilities and related data were determined using the January 1, 1999 actuarial valuations.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, and the funded status of these plans for the nine months ended September 30, 2000 and twelve months ended December 31, 1999 were as follows:

                              Nine Months Ended         Twelve Months Ended
                             September 30, 2000         December  31, 1999
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                          ----------  -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,124,000    $1,169,000   $4,326,000    $1,236,000
Service cost............      53,000        25,000      120,000        41,000
Interest cost...........     232,000        66,000      285,000        82,000
Plan participants' con-
 tributions.............         --          3,000          --          4,000
Actuarial loss/(gain)...       6,000        (1,000)    (428,000)     (170,000)
Benefits paid...........    (195,000)      (43,000)    (241,000)      (51,000)
Special termination ben-
 efits..................         --          6,000       62,000        27,000
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,220,000    $1,225,000   $4,124,000    $1,169,000
                          ----------    ----------   ----------    ----------
Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,270,000    $  948,000   $4,015,000    $  865,000
Actual return on plan
 assets.................      78,000        20,000      493,000       106,000
Employer contribution...       4,000           --         3,000        24,000
Plan participants' con-
 tributions.............         --          3,000          --          4,000
Benefits paid...........    (195,000)      (43,000)    (241,000)      (51,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $4,157,000    $  928,000   $4,270,000    $  948,000
                          ----------    ----------   ----------    ----------
Plan assets
 greater/(less) than
 benefit obligation.....  $  (63,000)   $ (297,000)  $  146,000    $ (221,000)
Unrecognized net actuar-
 ial gain...............    (305,000)     (479,000)    (534,000)     (538,000)
Unrecognized prior serv-
 ice cost/(asset).......     (10,000)       38,000      (11,000)       41,000
Unrecognized transition
 obligation/(asset).....     (71,000)      261,000      (79,000)      276,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (449,000)   $ (477,000)  $ (478,000)   $ (442,000)
                          ==========    ==========   ==========    ==========

  The assumed discount rate used to determine the benefit obligation as of September 30, 2000 and December 31, 1999 was 7.75%. The fair value of plan assets excludes $26 million and $25 million held in grantor trust as of September 30, 2000 and December 31, 1999, respectively, for the payment of benefits under the supplemental plan and $9 million held in a grantor trust as of September 30, 2000 and December 31, 1999 for the payment of postretirement medical benefits.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 2000 were as follows:

                          Three Months Ended     Nine Months Ended    Twelve Months Ended
                             September 30          September 30          September 30
                          --------------------  --------------------  --------------------
                            2000       1999       2000       1999       2000       1999
                          ---------  ---------  ---------  ---------  ---------  ---------
                                            (Thousands of Dollars)
Pension Benefit Costs
---------------------
Service cost............  $  12,000  $  31,000  $  53,000  $  94,000  $  79,000  $ 116,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     78,000     71,000    232,000    213,000    304,000    278,000
Expected return on plan
 assets.................    (98,000)   (90,000)  (295,000)  (271,000)  (386,000)  (356,000)
Amortization of transi-
 tion asset.............     (3,000)    (3,000)    (8,000)    (9,000)   (12,000)   (12,000)
Amortization of prior
 service asset..........      1,000     (1,000)    (1,000)    (3,000)    (2,000)    (4,000)
Recognized loss/(gain)..     (3,000)     1,000     (5,000)     3,000     (5,000)     4,000
Curtailment loss........        --         --         --         --      16,000        --
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $ (13,000) $   9,000  $ (24,000) $  27,000  $  (6,000) $  26,000
                          =========  =========  =========  =========  =========  =========
Other Postretirement
 Benefit Costs
--------------------
Service cost............  $   9,000  $  10,000  $  25,000  $  31,000  $  35,000  $  42,000
Interest cost on accumu-
 lated benefit
 obligation.............     22,000     21,000     66,000     62,000     86,000     84,000
Expected return on plan
 assets.................    (21,000)   (19,000)   (64,000)   (56,000)   (84,000)   (73,000)
Amortization of transi-
 tion obligation........      5,000      6,000     15,000     17,000     20,000     22,000
Amortization of prior
 service cost...........      1,000      1,000      3,000      3,000      4,000      4,000
Recognized gain.........     (5,000)    (3,000)   (16,000)    (9,000)   (21,000)    (9,000)
Severance plan cost.....      6,000        --       6,000      1,000      6,000      5,000
Curtailment loss........        --         --         --         --      35,000        --
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $  17,000  $  16,000  $  35,000  $  49,000  $  81,000  $  75,000
                          =========  =========  =========  =========  =========  =========

  In accounting for the pension costs and other postretirement benefit costs under the plans, the following weighted average actuarial assumptions were used for the periods during 2000, 1999 and 1998:

                                                                     Other
                                                                Postretirement
                                             Pension Benefits       Benefits
                                             ----------------- -----------------
                                             2000  1999  1998  2000  1999  1998
                                             ----- ----- ----- ----- ----- -----
Annual discount rate.......................  7.75% 6.75% 7.00% 7.75% 6.75% 7.00%
Annual long-term rate of return on plan as-
 sets......................................  9.50% 9.25% 9.50% 9.23% 8.97% 9.20%
Annual rate of increase in future compensa-
 tion levels...............................  4.00% 4.00% 4.00%   --    --    --

  The pension and other postretirement benefit curtailment losses for the twelve months ended September 30, 2000 represent the recognition of prior service costs and transition obligations, and an increase in the benefit obligations resulting from special termination benefits, related to the reduction in the number of employees due to ComEd's December 1999 sale of the fossil stations.

  The health care cost trend rates used to measure the expected cost of the postretirement medical benefits are assumed to be 7.5% for pre-Medicare recipients and 5.5% for Medicare recipients for 2000. Those rates are assumed to decrease in 0.5% annual increments to 5% for the years 2005 and 2001, respectively, and to remain level thereafter. The health care cost trend rates, used to measure the expected cost of postretirement dental and vision benefits, are a level 3.5% and 2.0% per year, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                    1 Percentage   1 Percentage
                                                   Point Increase Point Decrease
                                                   -------------- --------------
                                                      (Thousands of Dollars)
Effect on total annual service and interest cost
 components......................................     $ 23,000      $ (18,000)
Effect on postretirement benefit obligation as of
 September 30, 2000..............................      195,000       (155,000)

  In addition, an employee savings and investment plan is available to eligible employees of ComEd. Under the plan, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $7 million and $9 million for the three months ended September 30, 2000 and 1999, respectively, $23 million and $24 million for nine months ended September 30, 2000 and 1999, respectively, and $31 million and $32 million for the twelve months ended September 30, 2000 and 1999, respectively.

  (16) Separation Plan Costs. O&M expenses included $33 million and $2 million for the three months ended September 30, 2000 and 1999, respectively, $47 million and $7 million for the nine months ended September 30, 2000 and 1999, respectively, and $50 million and $23 million for the twelve months ended September 30, 2000 and 1999, respectively, for costs related to voluntary separation offers to certain employees of ComEd, other than costs related to the fossil plant sale, as well as certain other employee-related costs. Such costs resulted in charges of $20 million (after-tax) and $1 million (after-tax) for the three months ended September 30, 2000 and 1999, respectively, $28 million (after-tax) and $4 million (after-tax) for the nine months ended September 30, 2000 and 1999, respectively, and $30 million (after-tax) and
$14 million (after-tax) for the twelve months ended September 30, 2000 and 1999, respectively. See Note 4 regarding employee separation costs related to the fossil plant sale.

  (17) Income Taxes. The components of the net deferred income tax liability at September 30, 2000 and December 31, 1999 were as follows:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs................   $2,597,341    $2,781,601
 Overheads capitalized..............................      152,271       159,836
 Deferred gain on sale of fossil stations...........      458,472           --
 Involuntary conversion.............................      613,449           --
 Repair allowance...................................      213,020       221,502
 Regulatory assets recoverable through future rates.      701,714       688,946
Deferred income tax assets:
 Postretirement benefits............................     (377,847)     (376,207)
 Unamortized investment tax credits.................     (154,588)     (161,756)
 Regulatory liabilities to be settled through future
  rates.............................................     (580,991)     (596,157)
 Nuclear plant closure..............................       (5,455)       (5,456)
 Other--net.........................................     (288,882)     (310,658)
                                                       ----------    ----------
Net deferred income tax liability...................   $3,328,504    $2,401,651
                                                       ==========    ==========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 2000 and 1999 were as follows:

                          Three Months Ended    Nine Months Ended   Twelve Months Ended
                             September 30         September 30         September 30
                          --------------------  ------------------  --------------------
                            2000       1999       2000      1999       2000       1999
                          ---------  ---------  --------  --------  ----------  --------
                                           (Thousands of Dollars)
Electric operating in-
 come:
 Current income taxes...  $ 162,029  $ 199,401  $393,119  $425,222  $1,750,605  $414,738
 Deferred income taxes..    (93,499)   (12,329) (200,075) (103,523) (1,499,955)  (31,831)
 Investment tax credits
  deferred--net.........     (5,499)    (7,021)  (16,498)  (21,063)    (21,263)  (27,856)
Other (income) and
 deductions:
 Current income taxes...     24,497     (5,809)   37,378    (4,057)     41,139     5,160
 Deferred income taxes..        852      6,159    13,694    12,238      27,287    23,787
 Investment tax credits.     (2,153)    (2,153)   (6,458)   (6,133)    (52,064)  (10,768)
                          ---------  ---------  --------  --------  ----------  --------
Net income taxes charged
 to continuing
 operations.............  $  86,227  $ 178,248  $221,160  $302,684  $  245,749  $373,230
                          =========  =========  ========  ========  ==========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 2000 and 1999:

                         Three Months Ended    Nine Months Ended   Twelve Months Ended
                            September 30         September 30         September 30
                         --------------------  ------------------  --------------------
                           2000       1999       2000      1999      2000       1999
                         ---------  ---------  --------  --------  --------  ----------
Pre-tax book income
 (thousands)............ $ 282,473  $ 465,300  $804,802  $841,698  $940,685  $1,044,092
Effective income tax
 rate...................      30.5%      38.3%     27.5%     36.0%     26.1%       35.8%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 2000 and 1999 were as follows:

                          Three Months Ended   Nine Months Ended   Twelve Months Ended
                             September 30        September 30         September 30
                          -------------------  ------------------  --------------------
                            2000      1999       2000      1999      2000       1999
                          --------- ---------  --------  --------  ---------  ---------
                                           (Thousands of Dollars)
Federal income taxes
 computed at statutory
 rate...................  $ 98,866  $ 162,855  $281,681  $294,594  $ 329,240  $ 365,432
Amortization of
 investment tax credits,
 net of deferred income
 taxes..................    (5,234)    (5,907)  (15,702)  (17,525)   (46,391)   (24,782)
State income taxes, net
 of federal income
 taxes..................    11,212     22,511    28,459    39,100     37,452     47,414
Net gain on forward
 share repurchase
 contract...............       --       6,130   (39,575)   (5,566)   (18,619)    (5,566)
Earnings on non-tax
 qualified
 decommissioning fund...    (1,505)      (951)   (2,637)   (3,719)    (7,833)    (3,719)
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....   (17,112)    (6,390)  (31,066)   (4,200)   (48,100)    (5,549)
                          --------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing
 operations.............  $ 86,227  $ 178,248  $221,160  $302,684  $ 245,749  $ 373,230
                          ========  =========  ========  ========  =========  =========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 2000 and 1999 were as follows:

                         Three Months Ended   Nine Months Ended  Twelve Months Ended
                            September 30        September 30        September 30
                         -------------------  ------------------ --------------------
                           2000      1999       2000      1999     2000       1999
                         --------- ---------  --------  -------- ---------  ---------
                                          (Thousands of Dollars)
Illinois public utility
 revenue................ $     --  $    (601) $ (3,685) $  1,296 $  (4,000) $   8,365
Illinois electricity
 distribution tax.......    31,267    32,942    77,985    87,615   104,611    116,061
Municipal utility gross
 receipts...............    24,752    29,832    74,002    80,418    93,285     98,811
Real estate.............    18,179    33,441    94,094    95,947   112,541    121,520
Municipal compensation..    23,781    23,714    64,702    60,515    77,536     78,821
Energy assistance and
 renewable energy
 charge.................     8,629     8,117    26,079    25,562    34,940     33,753
Other--net..............    31,841    16,467    67,118    54,101    82,253     74,910
                         --------- ---------  --------  -------- ---------  ---------
                         $ 138,449 $ 143,912  $400,295  $405,454 $ 501,166  $ 532,241
                         ========= =========  ========  ======== =========  =========

  See Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations. Future minimum rental payments at September 30, 2000 for operating leases of equipment and real property are estimated to aggregate to $244 million, including $6 million in 2000, $26 million in 2001, $23 million in 2002, $23 million in 2003, $22 million in 2004 and $144 million in 2005-2024.

  (20) Joint Plant Ownership. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $39 million at September 30, 2000.

  (21) Commitments and Contingent Liabilities. Purchase commitments, principally related to construction, nuclear fuel, and coal in support of certain power purchase agreements approximated $769 million for ComEd at September 30, 2000. In addition, ComEd has substantial commitments for expected capacity payments and fixed charges related to power purchase agreements. Upon completion of the fossil plant sale with EME, ComEd entered into arrangements to assign or settle a substantial portion of its coal purchase commitments and entered into purchase power agreements with EME. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Construction Program," for additional information regarding ComEd's purchase commitments.

  ComEd is a member of NEIL which provides insurance coverage against property damage and associated replacement power costs occurring at members' nuclear generating facilities. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds such that ComEd would not be liable for any single incident. However, ComEd could be subject to assessments in any policy year for each of three types of coverage provided. The maximum assessments are approximately $32 million for primary property damage, $20 million for excess property damage and $7 million for replacement power.

  The NRC's indemnity for public liability coverage under the Price-Anderson Act is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES assessed in the event of nuclear incidents. Based on the number of nuclear reactors with operating licenses, ComEd would currently be subject to a maximum assessment of $969 million in the event of an incident, limited to a maximum of $110 million in any calendar year.

  In addition, ComEd participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. This program was modified, effective January 1, 1998, to provide coverage to all workers whose "nuclear-related employment" began on or after the commencement date of reactor operations. ComEd will not be liable for a retrospective assessment under this new policy. However, ComEd is still subject to a maximum retroactive assessment of up to $36 million in the event losses incurred under the small number of policies in the old program exceed accumulated reserves.

  Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the FERC alleging that ComEd failed to properly adjust their rates, as provided for under the terms of their electric service contracts, to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, the FERC granted the complaint and directed that refunds be made, with interest. ComEd filed and was granted a request for rehearing for purposes of reconsideration with the FERC. If the order is upheld, ComEd must make refunds within 15 days of the resolution for rehearing. ComEd's management believes an adequate reserve has been established in connection with this case.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge vs. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiffs, after an amended judgement was issued March 11, 1999, totaled approximately $6 million, including compensatory and punitive damages, interest and medical monitoring. Cotter appealed. On February 11, 2000, the Tenth Circuit Court of Appeals agreed with Cotter, found that the trial judge had erred in critical rulings and reversed the jury verdict, remanding the case for new trial. A trial involving the next group of twelve plaintiffs is currently underway in federal district court in Denver. Although this trial and the other 1991 cases will necessarily involve the resolution of numerous contested issues of law and fact, it is the Company's assessment that these actions will not have a material impact on its financial position or operations.

  In August of 1999, three class action lawsuits were filed against the Company related to a series of service interruptions. The two primary events occurred on July 30 through August 2, 1999. Another significant outage occurred on August 12, 1999. The outages of July 30, 1999, described as the Northwest Substation events, began during a period of intense heat and humidity. On August 12, 1999, in what is described as the Jefferson Substation event, ComEd interrupted service to customers on the near north and near west side of the Loop. While major commercial customers were affected, all service was restored in this event on the same date. The combined effect of these events resulted in over 168,000 customers losing service for more than 4 hours. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims and has paid over $4 million to date. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. For purposes of such discussions, the outages described above, as well as lesser events through August 31, 1999, will be considered. If talks are not productive, either side can withdraw unilaterally. The Company has repeatedly declared that it will pay no economic damages and will vigorously defend against such claims. The lawsuits are pending in the Circuit Court of Cook County. ComEd filed a motion challenging the legal sufficiency of the consolidated complaints. On July 21, 2000, the judge dismissed two of the counts with prejudice, and four others with leave to replead. The plaintiffs filed an amended complaint on August 29, 2000. ComEd has again filed a motion seeking dismissal of the pleadings. The plaintiffs have not yet responded. The next status before the Court is set for November 10, 2000. Argument on the motion to dismiss will likely occur in December 2000. A portion of any settlement or verdict may be covered by insurance and discussions with the carrier are ongoing. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the summer 1999 service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue reports that will include specific recommendations for ComEd and a timetable for executing the recommendations. Although the recommendations are not legally binding on ComEd, the ICC may enforce the recommendations through litigation. The report on Phase I of the investigation was released the week of January 3, 2000, which focused on the outages of July and August 1999. The first and second of five reports on Phase II and Phase III, focusing on the transmission and distribution system, were released during the weeks of June 5 and June 17, respectively. The third report is anticipated later this year. The investigation is expected to conclude by early 2001. Since summer 1999, the Company has devoted significant resources to improving the reliability of its transmission and distribution system. The Company believes that the likelihood of a successful material claim resulting from this investigation is remote. The investigation is expected to conclude by early 2001.

  In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the federal and state constitutions, and against ComEd for a declaratory order that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the State were premature, and the Illinois Supreme Court denied leave to appeal that ruling by Order dated December 1, 1999. On April 14, 2000, the developer of one such facility requested leave to amend its complaint to allege claims for damages against ComEd based on breach be ComEd of an alleged contractual obligation to pay for electricity purchased from that developer at the state-subsidized rate. ComEd has objected to the developer's request for leave to amend, and intends vigorously to contest any assertion by such developer that it is entitled to any payment in excess of ComEd's avoided costs.

  ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA.

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to then Northern Illinois Gas Company (Nicor Gas) as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. In the fourth quarter of 1999, ComEd re-evaluated its environmental remediation strategies. As a result of this re-evaluation, ComEd's estimate of its cost of former MGP site investigation and remediation was increased by $68 million in the fourth quarter of 1999. ComEd's current best estimate of its costs of former MGP site investigation and remediation is $89 million (2000) dollars (reflecting an estimated inflation rate of 3.0% and a discount rate of 6.5%). Such estimate, reflecting an estimated inflation rate of 3% and before the effects of discounting, is $176 million and is included in other liabilities on the Consolidated Balance Sheets as of September 30, 2000. It is expected that the costs associated with investigation and remediation of former MGP sites will be substantially incurred through 2012, however monitoring and certain other costs are expected to be incurred through 2042. The increase in ComEd's estimated costs of former MGP sites of $68 million in the fourth quarter of 1999 was included in O & M expenses on ComEd's Statements of Consolidated Operations. In addition, as of September 30, 2000 and December 31, 1999, a reserve of $7 million and $8 million, respectively, has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of sites other than former MGP sites. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated. While ComEd may have rights of reimbursement under insurance policies, amounts that may be recoverable from other entities are not considered in establishing the estimated liability for the environmental remediation costs.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. The alleged deficiencies, including interest and penalties, totaled approximately $54 million as of September 30, 2000. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accumulate on the alleged tax deficiencies.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in the Electric Utility Industry

  ComEd's business of electric energy generation, transmission and distribution is in a period of fundamental change. These changes are attributable to changes in technology and regulation. Federal law and regulations have been amended to provide for open transmission system access, and various states, including Illinois, are considering, or have adopted, new regulatory structures to allow access by some or all customers to energy suppliers, in addition to the local utility.

  Electric Utility Industry. The electric utility industry historically has consisted of vertically integrated companies which combine generation, transmission and distribution assets; serve customers within relatively defined service territories; and operate under extensive regulation with respect to rates, operations and other matters. Utilities have operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner. Historically, investment and operating decisions have been made based upon the utilities' respective assessment of the current and projected needs of their customers. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, have provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed in the current period.

  Federal Regulation. The Federal Energy Policy Act of 1992, among other things, empowered the FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. Under FERC Order No. 888, utilities are required to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties and the utility's wholesale marketing function may use the utility's transmission system. ComEd has an approved open access tariff with the FERC. A companion FERC rule, Order No. 889, requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The FERC Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of FERC Order No. 888 is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market-based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question under its regulatory compact. In addition, some governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization.

  The 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act was amended in June 1999.

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for, among other things, gradual customer access to other electric suppliers or a power purchase option which allows the purchase of electric energy from ComEd at market based prices, and the collection of a CTC from customers who choose to purchase electric energy from a RES or elect the power purchase option during a transition period that extends through 2006. Effective October 1, 1999, the CTC was established in accordance with a formula defined in the 1997 Act. The CTC, which is applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See "Response to Regulatory Changes" and "Fossil Plant Sale" below for additional information.

  As of June 1, 2000, more than 62,000 non-residential customers are eligible to choose a new electric supplier or elect the purchase power option. As of September 30, 2000, over 7,800 non-residential customers, representing approximately 18 percent of ComEd's retail kilowatthour sales for the twelve months prior to the introduction of open access, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market, the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors, ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

  Utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select a RES can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The ICC issued orders in August and September 1999 approving, with modifications, ComEd's delivery service tariffs.

  The 1997 Act also provides for a 15% residential base rate reduction which became effective August 1, 1998 and an additional 5% residential base rate reduction in October 2001. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. The 15% rate reduction further reduced ComEd's operating revenues by approximately $226 million in 1999, compared to 1998 rate levels.

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. In accordance with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 through 2004.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS-- Capital Resources" below, and Notes 3 and 6 of Notes to Financial Statements, for additional information regarding the redemptions and repurchases of debt and equity.

  The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, reliability requirement applicable to ComEd in the event of a major outage. See "Response to Regulatory Changes" below for additional information.

  See Notes 1, under "Regulatory Assets and Liabilities," and 3 of Notes to Financial Statements for the accounting effects related to the 1997 Act.

  Response to Regulatory Changes. ComEd has announced several business and operational objectives designed to focus efforts in responding to the energy market changes that are expected to develop from the 1997 Act. Among other things, these strategic objectives call for a focus on operations to: (1) provide a reliable supply of electricity as the competitive marketplace evolves, (2) become a top quartile operator of competitive nuclear plants, (3) deliver competitive earnings while restructuring the balance sheet to reflect the realities of the marketplace, (4) expand the offering of energy-related products and services, and (5) transform the corporate culture of ComEd.

  Under the 1997 Act, the role of electric utilities in the supply and delivery of energy is expected to change. Utilities, such as ComEd, traditionally have been responsible for providing both adequate supply and reliable delivery of electricity to customers within their service areas. In the future, ComEd will continue to be obligated to provide a reliable delivery system. However, ComEd will be obligated to supply electricity only to those customers that it continues to serve under tariffs for electricity, but not for those customers who choose to rely on the marketplace. Nonetheless, during the transition period to a competitive supply marketplace, ComEd must provide both an adequate supply and reliable delivery of electricity. Given the tight capacity situation in ComEd's market, ComEd will be working to maintain its available capacity, as well as working to assist in the development of a competitive supply marketplace in Illinois.

  ComEd has a significant commitment to, and investment in, nuclear generating capacity. ComEd has installed a management team responsible for improving nuclear operations. Such improvements are aimed at increasing levels of energy generation, or capacity factors, at ComEd's nuclear generating units while simultaneously improving ComEd's record of meeting NRC requirements and INPO performance standards. Increased capacity factors generally result in lower unit production costs and an improved opportunity to generate and sell electricity in a competitive marketplace. Efforts are also being made to control capital and operating costs through increased efficiencies, such as the reduction of downtime and expenses associated with generating unit maintenance and refueling outages.

  In December 1999, FERC issued an order known as "Order 2000" requiring jurisdiction utilities to file a proposal for an RTO meeting certain governance, operational, and scope and scale requirements articulated in the order or, alternatively, to describe efforts to participate in or work toward participating in an RTO or explain why they were not participating in an RTO. Order 2000 is generally designed to separate the governance and operation of the transmission system from generation companies and other market participants. It has sparked a consideration of various structural mechanisms for owning and operating transmission facilities, including so-called independent system operators or "ISOs" (such as the Midwest Independent System Operator or "MISO"), which are generally not-for-profit entities and which would operate but not own transmission facilities, as well as independent for-profit transmission companies, and other structures. ComEd has been a member of the MISO and has participated with other utilities in evaluating the formation of an independent transmission company operating within the oversight of the MISO.

  As a result of that evaluation, and in consideration of the recently completed transaction in which Exelon Corporation was formed as the holding company for ComEd and PECO, ComEd believes that continued participation in the MISO is not in its best interests given circumstances as they now stand. Consequently, on October 31, 2000, ComEd notified the MISO of its intention to withdraw and to join the Alliance Regional Transmission Organization, an RTO being established by American Electric Power, Consumers Energy, Detroit Edison, Virginia Electric & Power and FirstEnergy. ComEd's withdrawal from the ISO is subject to regulatory approval. As a result of the Exelon transaction, ComEd believes that Exelon has the right to withdraw ComEd's facilities from participation in the MISO as of October 31, 2001, subject to FERC approval, and that its responsibility for start-up costs associated with the MISO under the transmission owners' agreement will not be material. The MISO is expected to oppose this view and has argued, among other things, that the provision allowing earlier withdrawal in the case of a merger is not applicable to the Exelon transaction and that the applicable date is the end of the year following the fifth anniversary of ComEd's execution of the transmission owners' agreement, which would be December 31, 2000, unless the Federal Energy Regulatory Commission permits earlier withdrawal. MISO may also dispute ComEd's view of its responsibility for costs MISO has and will continue to incur. If ComEd's view of its right to withdraw and responsibility for costs is challenged and does not prevail, then the costs associated with ComEd's withdrawal may be material.

  Merger Agreement. On October 19, 2000, Unicom and PECO received approval from the Securities and Exchange Commission under the Public Utilities Holding Company Act of 1935, the last regulatory approval, to complete their merger to form Exelon Corporation. The companies completed the merger on October 20, 2000 and began trading as Exelon Corporation (NYSE: EXC) on October 23, 2000.

  Upon completion of the merger, PECO and ComEd became the principal utility subsidiaries of Exelon. This result was achieved by a mandatory exchange of the outstanding common stock of PECO for common stock of Exelon, and a subsequent merger of Unicom with and into Exelon wherein holders of Unicom common stock received 0.875 shares of Exelon common stock plus $3.00 in cash for each of their shares of Unicom common stock. The merger transaction will be accounted for as a purchase of Unicom by PECO.

  Consistent with Unicom's $1 billion share repurchase commitment in the merger agreement with PECO, Unicom has completed the repurchase of 24 million shares of its common stock. The shares were repurchased from the open market over the recent ten months pursuant to agreements with financial institutions. Approximately $153 million of these share repurchases were funded with proceeds from the 1998 issuance of transitional trust notes. The remaining share repurchases will be funded from available funds, including funds ultimately resulting from the fossil plant sale. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. See Note 6 of Notes to Financial Statements for additional information.

  ComEd and PECO are undertaking steps to transfer their generating assets and wholesale power marketing operations to subsidiaries following the consummation of the merger. Subsequent to those transfers, these subsidiaries will be transferred to Exelon and ultimately will be combined into a power generation and marketing company, which will be a direct subsidiary of Exelon ("Genco"). In ComEd's case, the transfer will include its Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating stations representing an aggregate generating capability of 9,566 megawatts, its Zion station, its rights and obligations under various power purchase agreements, the assets constituting its nuclear decommissioning trusts and its wholesale power marketing business. Genco will enter into a power purchase agreement with ComEd in which Genco will undertake to supply ComEd's full requirements for electric energy through 2004 and all of ComEd's requirements up to the available capacity of the nuclear generating stations in 2005 and 2006. On August 3, the NRC approved the request of ComEd and PECO to transfer licenses for both companies' nuclear plants from ComEd and PECO to Exelon Generating Company to be formed in connection with the proposed merger.

  As part of the transfer of the nuclear generating stations, Genco is to assume responsibility for the decommissioning of those stations, including Zion Station and Dresden Unit 1, subject to an obligation of ComEd to continue to collect decommissioning-related charges from its customers. In May 2000, ComEd filed a petition with the ICC seeking approval to revise its existing decommissioning rider to its rates. Under the proposed revision, ComEd would collect approximately $121 million annually for a period of six years, after which the decommissioning rider and collection of decommissioning funds would end. On October 25, 2000, an ICC hearing examiner issued a proposed order denying ComEd's petition on the basis that existing law does not allow the ICC to authorize ComEd to continue to collect funds for decommissioning nuclear generating plants that it no longer owns. ComEd believes that the proposed order is wrong as a matter of law and that the ICC has the statutory authority to grant ComEd's petition. The ICC is not bound by the proposed order and may accept or reject it, in whole or in part, in preparing its final order in the proceedings. Responses from the parties to the proceedings regarding the proposed order are due in early November and a final order is expected before year-end. ComEd is evaluating the effect of the proposed order on the proposed structure of the Genco transaction. The transfer of the nuclear assets, including the decommissioning trust funds, are subject to satisfactory resolution of significant regulatory and tax issues.

  The Amended and Restated Agreement and Plan of Exchange and Merger, dated as of January 7, 2000, was filed on January 13, 2000 by Unicom with the SEC as an exhibit to a Form 8-K, and reference to that filing is made for more detailed information.

  Fossil Plant Sale. In December 1999, ComEd completed the sale of its fossil generating assets to EME for a cash purchase price of $4.8 billion. The fossil plant assets represent an aggregate generating capacity of approximately 9,772 megawatts.

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities. Of the cash received by ComEd, $1.5 billion has been used to pay the costs and taxes associated with the fossil plant sale including ComEd's contribution of $250 million to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives. See Note 1 of Notes to Financial Statements, under "Investment in Leases," for additional information.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. The employees whose positions were eliminated have been terminated. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on ComEd's Statement of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million.

  As part of the sale transaction, ComEd entered into transitional, limited term power purchase agreements with the buyer. Such purchase power agreements will increase ComEd's purchased power costs.

Liquidity and Capital Resources

                              UTILITY OPERATIONS

  Construction Program. ComEd's construction program for the year 2000 principally covers improvements to its nuclear production, transmission and distribution facilities. The amount shown below for transmission and distribution expenditures reflects a current reevaluation of the level of expenditures required this year to support ComEd's ongoing intensive efforts to improve the reliability of its transmission and distribution systems. A significant portion of the transmission and distribution expenditures reflects management decisions to adopt new design criteria that will improve reliability and reduce the number and duration of power outages, and to accelerate the pace of certain projects that had been scheduled for completion after 2000. Current estimates of construction expenditures (excluding nuclear fuel expenditures of approximately $260 million) are as follows:

                                                             2000
                                                            ------
                                                                (Millions
                                                               of Dollars)
   Nuclear................................................. $  210
   Transmission and Distribution...........................    764
   General.................................................    159
                                                            ------
                                                            $1,133
                                                            ======

  The construction expenditures in the above table reflect an increase of approximately $26 million from previously reported levels. The increased transmission and distribution expenditures will be used to fund infrastructure improvement projects, including the expansion of substation and line capacity in Chicago and suburban locations, upgrading transmission lines and the installation of monitoring equipment that is designed to identify distribution problems faster and restore power to customers more quickly. ComEd has experienced improved reliability of its distribution system during the past twelve months as measured by a reduction in the number and duration of power outages.

  ComEd is currently evaluating its construction expenditures for the years 2001 and 2002 and expects expenditures for transmission and distribution construction to remain above historic expenditure levels in order to attain additional improvements in overall system reliability.

  Purchase commitments for ComEd, principally related to construction, nuclear fuel and coal in support of certain power purchase agreements approximated $769 million at September 30, 2000. In addition, ComEd's estimated commitments for expected capacity payments and fixed charges related to power purchase agreements were as follows:

                                               Commitments(1)
           Period                               ($Millions)
           ------                              --------------
           2000 (Oct. through Dec.)...........     $   87
           2001...............................        700
           2002...............................        585
           2003-2004..........................        927
           2005-2012..........................        917
                                                   ------
                                                   $3,216
                                                   ======

     --------
     (1) Capacity payments may be adjusted based on certain conditions. No estimate of future cost escalation has been made.

  See "Changes in the Electric Utility Industry," subcaptions "The 1997 Act" and "Fossil Plant Sale" above, for additional information.

  Capital Resources. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,101 million of long-term debt and $607 million of preference stock in 1999 and reduce by $500 million ComEd's outstanding short-term debt. During the year 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax). ComEd also recorded $12 million (after-tax) for premiums paid in connection with the redemption of such preference stock. The preference stock premiums were included in the provision for dividends for preference stocks of ComEd on the Statements of Consolidated Operations. Unicom has also repurchased shares of its common stock using $1,104 million of proceeds it received from ComEd's repurchase of its common stock held by Unicom. The balance of proceeds were used for the payment of fees and other debt issuance costs totaling $23 million and a $17 million collateral requirement related to the transitional trust notes.

  In January 2000, Unicom physically settled the forward share repurchase arrangements it had with financial institutions for the repurchase of 26.3 million Unicom common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on Unicom's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax) were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which was recorded in the first quarter of 2000. The settlement of the arrangements resulted in a reduction in Unicom's outstanding common shares and common stock equity, effective January 2000.

  ComEd forecasts that internal sources will provide approximately three-fourths of the funds required for ComEd's 2000 construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and scheduled debt maturities. See Notes 9 and 11 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively.

  See "Changes in the Electric Utility Industry," subcaption "Fossil Plant Sale" above, for a description of ComEd's planned uses of the fossil plant sale proceeds.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. ComEd had total unused bank lines of credit of $800 million at September 30, 2000, which may be borrowed at various interest rates. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 12 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, nine months and twelve months ended September 30, 2000 and 1999.

  As of September 30, 2000, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  On October 20, 2000, following the announcement of the SEC's approval of the merger of Unicom and PECO, Moody's and Fitch affirmed their ratings of ComEd's securities. On October 18, 2000, S&P raised their ratings of ComEd's securities. The current ratings are as follows:

                                                                  Standard
                                                          Moody's & Poor's Fitch
                                                          ------- -------- -----
First mortgage and secured pollution control bonds......   Baa1     A-     A-
Publicly-held debentures and unsecured pollution control
 obligations............................................   Baa2     BBB+   BBB+
Convertible preferred stock.............................   baa3     BBB    BBB
Preference stock........................................   Baa2     BBB    BBB
Trust Securities........................................   baa3     BBB    BBB
Commercial paper........................................   P-2      A-2    F-2

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:

                                                                  Standard
                                                          Moody's & Poor's Fitch
                                                          ------- -------- -----
      Transitional trust notes...........................   Aaa     AAA     AAA

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has increased to 59.2% at September 30, 2000 from 55.2% at December 31, 1999, primarily due to the repurchase of common stock in the first nine months of 2000. As of September 30, 2000 and December 31, 1999, $1,210 million and $852 million, respectively, of retained earnings had been appropriated for ComEd's future dividend payments.

  New Customer Information and Billing system. In July 1998, ComEd began a transition to a new customer information and billing system. The new system was implemented to achieve a number of strategic objectives as the electric industry enters into a more competitive environment. Following the July 1998 initial implementation, ComEd experienced delays in issuing bills on a timely basis to a portion of its commercial and industrial customers. ComEd also temporarily suspended credit activities from late in the third quarter of 1998 until the end of the first quarter of 1999 as a result of system implementation issues. The system stabilized gradually throughout 1999 such that by the fourth quarter of 1999 substantially all customers were being billed on a current basis. Operating results for twelve months ended September 30, 1999 were adversely affected by increased labor and overtime costs incurred to address the billing issues, and by increased charges for uncollectible accounts of approximately $35 million resulting from the billing and collection delays and the temporary suspension of credit activities. Cash flows from operations were adversely affected in the twelve months ended September 30, 1999 and positively affected in the twelve months ended September 30, 2000 as a result of the billing delays experienced due to implementation. Receivables from customers as of September 30, 2000 and December 31, 1999 include $53 million and $103 million, respectively, for estimated unbilled revenues for service that has been provided to customers but for which bill issuance was delayed beyond the normal date of issuance. See "Results of Operations," subcaption "Operation and Maintenance Expenses" below, and Note 1 of Notes to Financial Statements, under "Customer Receivables and Revenues" and "Use of Estimates," for additional information.

  Market Risks. ComEd is exposed to market risk due to changes in interest rates and the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to manage effectively the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd has implemented an integrated risk management framework to manage such risks. A corporate Risk Management Committee defines the Company's risk tolerance and establishes appropriate position limits, and corporate policies and procedures have been implemented to minimize the exposure to market risk. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes.

  See "Energy Risk Management Contracts" in Note 1 of Notes to Financial Statements regarding the accounting for energy risk management contracts.

  Market Price Exposure. ComEd's energy purchases from other suppliers have increased as a result of reductions in owned generating capability and system load growth. The market price of energy is subject to price volatility associated with changes in supply and demand in the electric supply markets. In the normal course of business, ComEd utilizes contracts for the forward sale and purchase of energy to assure system reliability and manage effectively the utilization of its available generating capability. ComEd also utilizes put and call option contracts and energy swap arrangements to limit the market price risk associated with the forward commodity contracts. The estimated September 30, 2000 fair value of the forward contracts, including options, for the purchase and sale of energy for the years 2000 through 2007, was approximately $10 million. The estimated fair value is based on the estimated net settlement value of the contracts derived from forward price curves and market quotes, discounted at a 10% rate. A 10% increase in the forward price of electricity would decrease the September 30, 2000 fair value of the forward energy contracts for the years 2000-2007 by approximately $100 million, of which approximately $50 million is for contracts for the period

2000-2002. Likewise, a 10% decrease would increase the fair value of the energy contracts by approximately $100 million. Notwithstanding these price risk management activities, an unexpected loss of generating capability or reduction in demand could increase ComEd's exposure to market price risks and could have a material adverse effect on operating results.

Regulation

  ComEd and Indiana Company are subject to federal and state regulation in the conduct of their respective businesses. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures.

  Rate Matters. See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, for information regarding the effect of the 1997 Act on rate matters.

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd. ComEd operates five nuclear plants--Braidwood, Byron, Dresden, LaSalle and Quad Cities Stations, and is committed to safe, reliable and efficient operation.

  On May 6, 1999, ComEd's LaSalle Station was officially removed from the NRC's listing of plants that require increased regulatory scrutiny. LaSalle Station had been on this list since January 1997. Concurrent with the LaSalle Station action, the NRC announced the formal removal of the Quad Cities Station from its list of plants with declining performance trends. Quad Cities Station had been on the declining trend list since January 1998. With these actions, all of ComEd's nuclear plants are now placed in the NRC's "routine oversight" category.

  The NRC and representatives of ComEd's management have met, and will continue to meet periodically as part of the NRC's normal oversight process, to discuss the overall performance of the ComEd nuclear program.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.6 billion in current-year (2000) dollars, including a contingency allowance. These expenditures are expected to occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of, or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning," for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 21 of Notes to Financial Statements for additional information.

Results of Operations

  ComEd's operating results for the three months, nine months and twelve months ended September 30, 2000 and 1999 were as follows:

                         Three  Months Ended Nine Months Ended Twelve  Months Ended
                            September 30       September 30        September 30
                         ------------------- ----------------- ---------------------
                           2000      1999      2000     1999      2000       1999
                         --------- --------- -------- -------- ---------- ----------
Net income before Ex-
 traordinary Income..... $ 196,246 $ 287,049 $583,642 $539,014 $  694,936 $  670,862
                         ========= ========= ======== ======== ========== ==========
Net Income on Common
 Stock.................. $ 196,201 $ 285,219 $577,191 $491,265 $  684,900 $  609,292
                         ========= ========= ======== ======== ========== ==========

  Net Income for the Three Months Ended September 30, 2000. The decrease in ComEd's net income in the recent three-month period reflects, among other factors, ComEd's increased energy costs, higher O&M expenses and increased regulatory asset amortization, partially offset by improved nuclear operating performance.

  Net Income for the Nine Months Ended September 30, 2000. The increase in ComEd's net income in the recent nine-month period reflects, among other factors, the continued improvement of ComEd's nuclear fleet, increased kilowatthour sales, lower O&M expenses, lower financing costs and a reduction in ComEd's outstanding shares partially offset by higher energy costs.

  Net Income for the Twelve Months Ended September 30, 2000. The increase in earnings for the twelve-month period was primarily due to increased off-system kilowatthour sales, the sale of ComEd's fleet of fossil stations, lower financing costs, a reduction in ComEd's outstanding common shares, partially offset by increased regulatory asset amortization, higher energy costs and higher O&M expenses.

  Operating Revenues. ComEd's electric operating revenues reflect revenues from sales to ultimate consumers (including residential, commercial and industrial customers within its service territory) and revenues from sales for resale (i.e., sales to wholesale customers, principally other electric utilities). Operating revenues are affected by kilowatthour sales and rate levels. Kilowatthour sales, in turn, are affected by weather, the level of economic activity within ComEd's service area, and off-system or wholesale sales to other utilities. Off-system sales are affected by a number of factors, including nuclear generating station availability and performance. See Note 1 of Notes to Financial Statements, under "Use of Estimates" and "Customer Receivables and Revenues", for additional information.

  ComEd's operating revenues increased $17 million for the three months ended September 30, 2000, compared to the three months ended September 30, 2000, primarily due to a $120 million increase in off-system sales and other revenues offset by a $103 million reduction in sales to retail customers. ComEd's operating revenues increased $71 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 2000, primarily due to a $354 million increase in off-system sales and other revenues partially offset by a $284 million reduction in sales to retail customers. ComEd's operating revenues increased $7 million for the twelve months ended September 30, 2000, compared to the twelve months ended September 30, 2000 due to a $378 million increase in off-system sales and other revenues partially offset by a $353 million reduction in sales to retail customers.

  Energy Costs. Energy costs are currently affected primarily by system load, the cost of nuclear fuel consumed, the availability and net generation of ComEd's nuclear generating units, the PPAs ComEd entered into upon the sale of its fossil stations and the availability and cost of power from other utilities. Prior to the sale of ComEd's fossil stations, energy costs were also affected by changes in the cost of fossil fuels consumed and changes in the mix of fuel sources of electric energy generated. Energy costs, electricity available for sale and fuel sources of kilowatthour generation were as follows:

                         Three Months Ended                 Nine Months Ended                  Twelve Months Ended
                            September 30                      September 30                        September 30
                     ------------------------------  ----------------------------------  ----------------------------------
                         2000            1999             2000              1999              2000              1999
                     --------------  --------------  ----------------  ----------------  ----------------  ----------------
                               Cost            Cost              Cost              Cost              Cost              Cost
                      Energy   per    Energy   per     Energy    per     Energy    per     Energy    per     Energy    per
                      Costs    Kwh    Costs    Kwh     Costs     Kwh     Costs     Kwh     Costs     Kwh     Costs     Kwh
                     --------  ----  --------  ----  ----------  ----  ----------  ----  ----------  ----  ----------  ----
                     (000's)         (000's)          (000's)           (000's)           (000's)           (000's)
Cost of energy:
Electricity (ComEd)
 Fuel
 Nuclear...........  $ 97,207  0.48c $107,455  0.53c $  294,046  0.49c $  287,778  0.52c $  386,758  0.49c $  371,987  0.52c
 Coal..............       --    --    160,893  2.19         --    --      431,719  2.30      94,177  2.08     589,151  2.37
 Oil...............       --    --      4,475  5.69         --    --        6,659  5.07       1,195  9.09       8,276  5.81
 Natural gas.......       --    --     29,358  2.80         --    --       70,498  2.98      12,524  5.91      80,285  3.11
Purchased power....   691,993  5.84   249,375  7.74   1,290,938  4.35     419,358  5.81   1,423,155  4.18     520,987  5.52
                     --------        --------        ----------        ----------        ----------        ----------
 Total electric
  energy cost......  $789,200  2.46c $551,556  1.73c $1,584,984  1.76c $1,216,012  1.46c $1,917,809  1.63c $1,570,686  1.45c
                     ========        ========        ==========        ==========        ==========        ==========
Electricity
 available for sale
 (millions of
 kilowatthours)
 Generation--net...    20,223          28,627            60,293            76,319            83,659            99,021
 Purchased power...    11,851           3,222            29,684             7,215            34,030             9,445
                     --------        --------        ----------        ----------        ----------        ----------
 Total available
  for sale.........    32,074          31,849            89,977            83,534           117,689           108,466
                     ========        ========        ==========        ==========        ==========        ==========
 Sources of
  kilowatthour
  generation
  available for
  sale:
 Fuel
 Nuclear...........        63%             64%               67%               66%               67%               66%
 Coal..............       --               23               --                 22                 4                23
 Oil...............       --              --                --                --                --                --
 Natural gas.......       --                3               --                  3               --                  2
 Purchased power...        37              10                33                 9                29                 9
                     --------        --------        ----------        ----------        ----------        ----------
                          100%            100%              100%              100%              100%              100%
                     ========        ========        ==========        ==========        ==========        ==========

  Higher energy costs for the three months, nine months and twelve months ended September 30, 2000 resulted primarily from the effects of the PPAs ComEd entered into upon the sale of its fleet of fossil stations which increase purchased power costs but are offset by lower depreciation and O&M expenses. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations. For additional information concerning ComEd's purchase power commitments see "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program," above and
Note 21 of Notes to Financial Statements.

  The market price for electricity is subject to price volatility associated with changes in supply and demand in the electric supply markets. ComEd utilizes energy put and call option contracts and energy swap arrangements to limit market price risk associated with forward commodity contracts. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Market Risks" above, for additional information.

  Operation and Maintenance Expenses. O&M expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets, as well as administrative overhead and support. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. A major component of such expenses, however, is the cost associated with operating and maintaining ComEd's nuclear generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities and cost control efforts.

  During the three months, nine months and twelve months ended September 30, 2000, the aggregate level of O&M expenses increased 12%, decreased 2% and increased 1%, respectively, compared to the same periods ended September 30, 1999.

  O&M expenses associated with nuclear generating stations increased $21 million, and decreased $62 million and $100 million during the three months, nine months and twelve months ended September 30, 2000, respectively, compared to the same periods ended September 30, 1999. The increase in the recent three-month period is due to refueling outages which began in mid-September. There were no refueling outages in the third quarter of 1999. The decreases in the recent nine-month and twelve-month periods were due to shorter refueling outages and fewer forced outages.

  O&M expenses associated with ComEd's fossil generating stations sold in December 1999 were $51 million for the three months and $183 million for the nine months ended September 30, 1999 and $37 million and $248 million for the twelve months ended September 30, 2000 and September 30, 1999, respectively.

  O&M expenses associated with ComEd's transmission and distribution system increased $13 million, $85 million and $104 million for the three months, nine months and twelve months ended September 30, 2000, respectively, compared to the same periods ended September 30, 1999. The increases for the recent three-month, nine-month and twelve-month periods were primarily due to ComEd's intensive efforts to improve the reliability of its transmission and distribution systems. O&M expenses associated with customer related activities decreased $16 million, $15 million and $2 million for the three months, nine months and twelve months ended September 30, 2000, respectively, compared to the same periods ended September 30, 1999. The decrease in the recent three-month, nine-month and twelve-month periods were primarily due to decreased credit and collection activity and lower overtime and labor costs incurred during the recent three-month, nine-month and twelve-month periods to address billing problems encountered following the implementation of a new customer information and billing system in July 1998.

  O&M expenses for the twelve months ended September 30, 2000 reflect an increase of $68 million in ComEd's estimated environmental liability for the remediation of former manufactured gas plant sites compared to the same period ended September 30, 1999. O&M expenses for the nine and twelve months ended September 30, 1999 also reflect increased charges of $25 million and $35 million, respectively, for uncollectible accounts resulting from billing and collection delays experienced following the ongoing implementation of a new customer information system and the temporary suspension of credit activities in the last half of 1998 and early 1999.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for postretirement health care benefits, in addition to certain other employee-related costs, resulting in charges of $33 million and $2 million for the three months ended September 30, 2000 and 1999, respectively, $47 million and $7 million for the nine months ended September 30, 2000 and 1999, respectively, and $50 million and $23 million for the twelve months ended September 30, 2000 and 1999, respectively, other than costs related to the fossil plant sale.

  Other ComEd employee benefits expenses, excluding the effects of employee separation plans and certain other employee-related costs increased
$18 million and decreased $20 million and $29 million for the three months, nine months and twelve months ended September 30, 2000, respectively, compared to the same periods ended September 30, 1999. The increase for the recent three-month period was primarily due to higher accruals for incentive compensation. The decreases for the recent nine-month and twelve-month periods were primarily due to a reduction in pension costs and medical costs for active and retired employees.

  O&M expenses also include increases of $9 million, $26 million and $26 million for the recent three, nine and twelve months ended September 30, 2000, respectively, for expenses, other than severance, incurred in connection with the merger with PECO.

  O&M expenses included a $25 million charge for the nine months and twelve months ended September 30, 1999 as a result of a franchise related settlement agreement between ComEd and the City.

  O&M expenses also include increases of $28 million, $52 million and $52 million for the recent three, nine and twelve months ended September 30, 2000, respectively, for the rental of gas and diesel peaking units.

  O&M expenses decreased $47 million, $76 million and $51 million for the three, nine and twelve months ended September 30, 2000, compared to the same periods ended September 30, 1999, due to lower administrative and general costs.

  Depreciation, Amortization and Decommissioning. Depreciation, amortization and decommissioning expense increased $26 million, $126 million and $39 million for the three months, nine months and twelve months ended September 30, 2000, respectively, compared to the same periods ended September 30, 1999. The regulatory asset amortization recorded for the three months, nine months and twelve months ended September 30, 2000 represent amounts calculated in accordance with the earnings cap provisions of the 1997 Act. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the fossil plant sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on ComEd's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million for the twelve months ended September 30, 2000. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning," for additional information.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, nine months and twelve months ended September 30, 2000, compared to the same periods ended September 30, 1999, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. See Notes 3 and 6 of Notes to Financial Statements for information regarding the redemptions and repurchases of debt and equity. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                                 Nine Months
                          Three Months Ended        Ended       Twelve Months Ended
                             September 30       September 30       September 30
                          --------------------  --------------  --------------------
                            2000       1999      2000    1999     2000       1999
                          ---------  ---------  ------  ------  ---------  ---------
Long-term debt outstand-
 ing:
 Average amount
  (millions)............  $   7,163  $   7,998  $7,360  $8,227  $   7,469  $   7,671
 Average interest rate..       7.12%      6.77%   6.96%   6.76%      6.90%      7.01%
Notes payable outstand-
 ing:
 Average amount
  (millions)............  $     437  $     381  $  271  $  298  $     300  $     311
 Average interest rate..       6.87%      5.50%   6.75%   5.84%      6.44%      5.59%

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." In accordance with SFAS No. 34, Capitalization of Interest Cost, ComEd capitalized $2 million and $4 million for the three months ended September 30, 2000 and 1999, respectively, $4 million and $16 million for the nine months ended September 30, 2000 and 1999, respectively, and $10 million and $31 million for the twelve months ended September 30, 2000 and 1999, respectively, of interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended September 30, 2000 and December 31, 1999 were 2.48 and 2.45, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended September 30, 2000 and December 31, 1999 were 2.44 and 2.32, respectively.

  Business corporations, in general, have been adversely affected by inflation because amounts retained after the payment of all costs have been inadequate to replace, at increased costs, the productive assets consumed. Electric utilities, in particular, have been especially affected as a result of their capital intensive nature and regulation which limits capital recovery and prescribes installation or modification of facilities to comply with increasingly stringent safety and environmental requirements. Because the regulatory process limits the amount of depreciation expense included in ComEd's revenue allowance to the original cost of utility plant investment, the resulting cash flows are inadequate to provide for replacement of that investment in future years or preserve the purchasing power of common equity capital previously invested.

  Foward-Looking Information. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Notes 1 and 3 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Construction Program," and "Changes in the

Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities and Decommissioning," (4) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 21 of Notes to Financial Statements, (5) statements regarding the estimated fair value of forward energy contracts in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources-- UTILITY OPERATIONS--Market Risks," (6) statements regarding the use of fossil plant sale proceeds in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Changes in the Electric Utility Industry--Fossil Plant Sale," "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," and in Note 4 of Notes to Financial Statements, (7) statements regarding estimates of claims resulting from the summer of 1999 outages set forth in Note 21 of Notes to Financial Statements, (8) statements regarding ComEd's transfer of nuclear assets, including the decommissioning trust funds, in Notes 1 and 2 of Notes to Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Changes in the Electric Utility Industry--Merger Agreement" and (9) statements regarding the withdrawal of ComEd's facilities from the MISO and ComEd's responsibility for start-up costs associated with the MISO under the transmission owners' agreement. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs and cleanup costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding the fair value of forward energy contracts are subject to changes in generating capability and reduction in the demand for electricity. The statement regarding the use of proceeds from the fossil plant sale is subject to the possibility that regulatory action might affect the amount and use of such proceeds and the possibility that, due to changing market conditions, ComEd may determine that other uses of the proceeds may be in their best interest. The statements regarding estimates of claims resulting from the summer of 1999 outages are subject to the risk that the actual amount of losses suffered by customers and restoration costs may exceed the estimated amounts. The statements regarding ComEd's transfer of nuclear assets, including the decommissioning trust funds, are subject to the risk of unsatisfactory resolution of significant regulatory and tax issues. The statements regarding the timing of withdrawal of ComEd's facilities from the MISO and ComEd's responsibility for start-up costs associated with the MISO are subject to resolution of legal issues raised, and expected to be raised, by the MISO. ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  On June 12, 2000, the NRC issued to ComEd an Order imposing a civil penalty of $110,000 for a violation of NRC employee protection regulations at Zion Station in 1997. On August 11, 2000, ComEd notified the NRC that it would not request a hearing, although it did not agree that a violation had occurred, and paid the civil penalty.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge
v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiffs, after an amended judgement was issued March 11, 1999, totaled approximately $6 million, including compensatory and punitive damages, interest and medical monitoring. Cotter appealed. On February 11, 2000, the Tenth Circuit Court of Appeals agreed with Cotter, found that the trial judge had erred in critical rulings and reversed the jury verdict, remanding the case for new trial. A trial involving the next group of twelve plaintiffs is currently underway in federal district court in Denver. Although this trial and the other 1991 cases will necessarily involve the resolution of numerous contested issues of law and fact, it is the Company's assessment that these actions will not have a material impact on its financial position or operations.

  In August of 1999, three class action lawsuits were filed against the Company related to a series of service interruptions. The two primary events occurred on July 30 through August 2, 1999. Another significant outage occurred on August 12, 1999. The outages of July 30, 1999, described as the Northwest Substation events, began during a period of intense heat and humidity. On August 12, 1999, in what is described as the Jefferson Substation event, ComEd interrupted service to customers on the near north and near west side of the Loop. While major commercial customers were affected, all service was restored in this event on the same date. The combined effect of these events resulted in over 168,000 customers losing service for more than 4 hours. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims and has paid over $4 million to date. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. For purposes of such discussions, the outages described above, as well as lesser events through August 31, 1999, will be considered. If talks are not productive, either side can withdraw unilaterally. The Company has repeatedly declared that it will pay no economic damages and will vigorously defend against such claims. The lawsuits are pending in the Circuit Court of Cook County. ComEd filed a motion challenging the legal sufficiency of the consolidated complaints. On July 21, 2000, the judge dismissed two of the counts with prejudice, and four others with leave to replead. The plaintiffs filed an amended complaint on August 29, 2000. ComEd has again filed a motion seeking dismissal of the pleadings. The plaintiffs have not yet responded. The next status before the Court is set for November 10, 2000. Argument on the motion to dismiss will likely occur in December 2000. A portion of any settlement or verdict may be covered by insurance and discussions with the carrier are ongoing. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the summer 1999 service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue reports that will include specific recommendations for ComEd and a timetable for executing the recommendations. Although the recommendations are not legally binding on ComEd, the ICC may enforce the recommendations through litigation. The report on Phase I of the investigation was released the week of January 3, 2000, which focused on the outages of July and August 1999. The first and second of five reports on Phase II and Phase III, focusing on the transmission and distribution system, were released during the weeks of June 5 and June 17, respectively. The third report is anticipated later this year. The investigation is expected to conclude by early 2001. Since summer 1999, the Company has devoted significant resources to improving the reliability of its transmission and distribution system. As a result of the application of these resources and discussions with the ICC, the Company believes that the likelihood of a successful material claim by the ICC resulting from this investigation is remote. The investigation is expected to conclude by early 2001.

  In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the federal and state constitutions, and against ComEd for a declaratory order that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the State were premature, and the Illinois Supreme Court denied leave to appeal that ruling by Order dated December 1, 1999. On April 14, 2000, the developer of one such facility requested leave to amend its complaint to allege claims for damages against ComEd based on breach by ComEd of an alleged contractual obligation to pay for electricity purchased from that developer at the state-subsidized rate. ComEd has objected to the developer's request for leave to amend, and intends vigorously to contest any assertion by such developer that it is entitled to any payment in excess of ComEd's avoided costs.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. See Note 21 of Notes to Financial Statements for information regarding costs associated with investigating and remediating former MGP sites.

  From time to time, ComEd and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. ComEd does not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in ComEd's Annual Reports on Form 10-K for the year ended December 31, 1999 or in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which could have such an effect.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     Exhibit
     Number                        Description of Exhibit
     ------- ------------------------------------------------------------------
     (12)    Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
     (23)-1  Consent of independent public accountants applicable to
             Commonwealth Edison Company.
     (27)-1  Financial data schedule of Commonwealth Edison Company.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2000. The signature for the undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

                                               Commonwealth Edison Company
                                                       Registrant

                                          By         James C. Horsch
                                          _____________________________________
                                                     James C. Horsch
                                                    (Vice President)

                                          By       Ruth Ann M. Gillis
                                          _____________________________________
                                                   Ruth Ann M. Gillis
                                              (Principal Financial Officer)