Form 10-Q
period 2001-06-30
COMMONWEALTH EDISON CO; EXELON CORP; PECO ENERGY CO
filed 2001-08-14
CIK 22606, 1109357, 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File           Name of Registrant; State of Incorporation; Address of        IRS Employer
Number                    Principal Executive Offices; and Telephone Number             Identification Number
---------------------     ----------------------------------------------------------    -------------------------
1-16169                   EXELON CORPORATION                                            23-2990190
                          (a Pennsylvania corporation)
                          10 South Dearborn Street - 37th Floor
                          P.O. Box 805379
                          Chicago, Illinois 60680-5379
                          (312) 394-4321

1-1839                    COMMONWEALTH EDISON COMPANY                                   36-0938600
                          (an Illinois corporation)
                          10 South Dearborn Street - 37th Floor
                          P.O. Box 805379
                          Chicago, Illinois 60680-5379
                          (312) 394-4321

1-1401                    PECO ENERGY COMPANY                                           23-0970240
                          (a Pennsylvania corporation)
                          P.O. Box 8699
                          2301 Market Street
                          Philadelphia, Pennsylvania 19101-8699
                          (215) 841-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Exelon Corporation           Yes [X] No [_];
                                  Commonwealth Edison Company  Yes [_] No [X];
                                  PECO Energy Company          Yes [_] No [X].

     The number of shares outstanding of each registrant's common stock as of August 3, 2001 was as follows:
         Exelon Corporation Common Stock, without par value         320,709,471
         Commonwealth Edison Company Common Stock,
             $12.50 par value                                       128,031,624
         PECO Energy Company Common Stock, without par value        170,478,507

                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
Filing Format                                                                                             3
Forward-Looking Statements                                                                                3

PART I.   FINANCIAL INFORMATION                                                                           4
ITEM 1.   FINANCIAL STATEMENTS                                                                            4
                Exelon Corporation
                         Condensed Consolidated Statements of Income and Comprehensive Income             5
                         Condensed Consolidated Balance Sheets                                            6
                         Condensed Consolidated Statements of Cash Flows                                  8
                Commonwealth Edison Company
                         Condensed Consolidated Statements of Income and Comprehensive Income             9
                         Condensed Consolidated Balance Sheets                                           10
                         Condensed Consolidated Statements of Cash Flows                                 12
                PECO Energy Company
                         Condensed Consolidated Statements of Income and Comprehensive Income            13
                         Condensed Consolidated Balance Sheets                                           14
                         Condensed Consolidated Statements of Cash Flows                                 16
                Notes to Condensed Consolidated Financial Statements                                     17

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                       34
                Exelon Corporation                                                                       34
                Commonwealth Edison Company                                                              46
                PECO Energy Company                                                                      54
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                      62

PART II.  OTHER INFORMATION                                                                              64
ITEM 1.   LEGAL PROCEEDINGS                                                                              64
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            66
ITEM 5.   OTHER INFORMATION                                                                              66
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                               67

SIGNATURES                                                                                               68

Filing Format
         This combined Form 10-Q is separately being filed by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Forward-Looking Statements
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 7 of Notes to Condensed Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2000 Annual Report, and other factors discussed in filings with the Securities and Exchange Commission by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Exelon Corporation, Commonwealth Edison Company and PECO Energy Company undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION
------------------

                                          EXELON CORPORATION AND SUBSIDIARY COMPANIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          (Unaudited)
                                             (In Millions, except per share data)

                                                                                Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                                ------------------         ----------------
                                                                                 2001         2000         2001         2000
                                                                                 ----         ----         ----         ----

OPERATING REVENUES                                                             $ 3,651      $ 1,385      $ 7,474      $ 2,738

OPERATING EXPENSES
     Fuel and Purchased Power                                                    1,210          476        2,540          939
     Operating and Maintenance                                                   1,134          456        2,192          847
     Depreciation and Amortization                                                 362           81          740          161
     Taxes Other Than Income                                                       153           63          321          130
                                                                               -------      -------      -------      -------
         Total Operating Expenses                                                2,859        1,076        5,793        2,077
                                                                               -------      -------      -------      -------

OPERATING INCOME                                                                   792          309        1,681          661
                                                                               -------      -------      -------      -------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                             (287)        (116)        (581)        (220)
     Distributions on Preferred Securities of Subsidiaries                         (16)          (5)         (25)         (10)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net                   7           (1)          25            3
     Other, net                                                                     46            7          101           29
                                                                               -------      -------      -------      -------
         Total Other Income and Deductions                                        (250)        (115)        (480)        (198)
                                                                               -------      -------      -------      -------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING  PRINCIPLE                            542          194        1,201          463
INCOME TAXES                                                                       227           75          499          176
                                                                               -------      -------      -------      -------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                        315          119          702          287
EXTRAORDINARY ITEM (net of income taxes of $2)                                      --           (3)          --           (3)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE  (net of income taxes of $8 and $16 for
 the six months ended June 30, 2001 and 2000, respectively)                         --           --           12           24
                                                                               -------      -------      -------      -------

NET INCOME                                                                         315          116          714          308
                                                                               -------      -------      -------      -------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
     SFAS 133 Transition Adjustment                                                 --           --           44           --
     Cash Flow Hedge Fair Value Adjustment                                         (48)          --          (49)          --
     Unrealized Gain (Loss) on Marketable Securities                                31           (3)        (105)          (4)
                                                                               -------      -------      -------      -------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                            (17)          (3)        (110)          (4)
                                                                               -------      -------      -------      -------

TOTAL COMPREHENSIVE INCOME                                                     $   298      $   113      $   604      $   304
                                                                               =======      =======      =======      =======

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                                 321          174          320          178
                                                                               =======      =======      =======      =======
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                               324          175          323          179
                                                                               =======      =======      =======      =======

EARNINGS PER AVERAGE COMMON SHARE:
   BASIC:
       Income Before Extraordinary Item and Cumulative
          Effect of a Change in Accounting Principle                           $  0.98      $  0.69      $  2.19      $  1.62
       Extraordinary Item                                                           --        (0.02)          --        (0.02)
       Cumulative Effect of a Change in Accounting Principle                        --           --         0.04         0.13
                                                                               -------      -------      -------      -------
       Net Income                                                              $  0.98      $  0.67      $  2.23      $  1.73
                                                                               =======      =======      =======      =======

   DILUTED:
       Income Before Extraordinary Item and Cumulative
          Effect of a Change in Accounting Principle                           $  0.97      $  0.68      $  2.17      $  1.61
       Extraordinary Item                                                           --        (0.02)          --        (0.02)
       Cumulative Effect of a Change in Accounting Principle                        --           --         0.04         0.13
                                                                               -------      -------      -------      -------
       Net Income                                                              $  0.97      $  0.66      $  2.21      $  1.72
                                                                               =======      =======      =======      =======

DIVIDENDS PER AVERAGE COMMON SHARE                                             $  0.42      $  0.25      $  0.98      $  0.50
                                                                               =======      =======      =======      =======

                                   See Notes to Condensed Consolidated Financial Statements



                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In Millions)


                                                       June 30,     December 31,
                                                         2001          2000
                                                       --------     ------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                         $ 1,160       $   526
     Restricted Cash                                       330           314
     Accounts Receivable, net                            2,441         2,552
     Inventories, at average cost                          466           454
     Other                                                 639           338
                                                       -------       -------

         Total Current Assets                            5,036         4,184
                                                       -------       -------


PROPERTY, PLANT AND EQUIPMENT, NET                      13,103        12,936

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                   6,588         7,135
     Nuclear Decommissioning Trust Funds                 3,020         3,109
     Investments                                         1,616         1,583
     Goodwill, net                                       5,531         5,186
     Other                                                 465           464
                                                       -------       -------
         Total Deferred Debits and Other Assets         17,220        17,477
                                                       -------       -------

TOTAL ASSETS                                           $35,359       $34,597
                                                       =======       =======


            See Notes to Condensed Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In Millions)


                                                             June 30,       December 31,
                                                               2001             2000
                                                             --------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                           $    424         $  1,373
     Long-Term Debt Due within One Year                           921              908
     Accounts Payable                                           1,178            1,193
     Accrued Expenses                                           1,335              720
     Other                                                        366              457
                                                             --------         --------

         Total Current Liabilities                              4,224            4,651
                                                             --------         --------

LONG-TERM DEBT                                                 13,850           12,958

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                      4,381            4,409
     Unamortized Investment Tax Credits                           321              330
     Nuclear Decommissioning Liability for Retired Plants       1,314            1,301
     Pension Obligation                                           553              567
     Non-Pension Postretirement Benefits Obligation               866              819
     Spent Nuclear Fuel Obligation                                830              810
     Other                                                        856              907
                                                             --------         --------

         Total Deferred Credits and Other Liabilities           9,121            9,143
                                                             --------         --------

PREFERRED SECURITIES OF SUBSIDIARIES                              630              630

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                               6,937            6,883
     Retained Earnings                                            755              332
     Accumulated Other Comprehensive Income (Loss)               (158)              --
                                                             --------         --------

         Total Shareholders' Equity                             7,534            7,215
                                                             --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 35,359         $ 34,597
                                                             ========         ========




            See Notes to Condensed Consolidated Financial Statements

                                       7

                                    EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In Millions)
                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                           2001             2000
                                                                                          -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                           $   714         $   308
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                          939             228
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            (12)            (24)
       Extraordinary Item (net of income taxes)                                                --               3
       Provision for Uncollectible Accounts                                                    60              25
       Deferred Income Taxes                                                                    7              10
       Deferred Energy Costs                                                                    7              15
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                          (25)             (3)
       Other Operating Activities                                                             (92)            (36)
     Changes in Working Capital:
       Accounts Receivable                                                                     68             (38)
       Inventories                                                                            (12)             (2)
       Accounts Payable, Accrued Expenses and Other Current Liabilities                       256             (89)
       Other Current Assets                                                                   (21)            (63)
                                                                                          -------         -------

Net Cash Flows provided by Operating Activities                                             1,889             334
                                                                                          -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                     (902)           (287)
     Acquisitions - Enterprises, net of cash acquired                                         (39)            (91)
     Other Investing Activities                                                                 7             (71)
                                                                                          -------         -------

Net Cash Flows used in Investing Activities                                                  (934)           (449)
                                                                                          -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                                               (949)            189
     Issuance of Long-Term Debt                                                             2,058           1,015
     Retirement of Long-Term Debt                                                          (1,153)           (460)
     Common Stock Repurchase                                                                   --            (496)
     Change in Restricted Cash                                                                (16)              4
     Proceeds from Stock Option Exercises                                                      51              --
     Dividends on Common Stock                                                               (312)            (88)
     Other Financing Activities                                                                --             (10)
                                                                                          -------         -------

Net Cash Flows provided by (used in) Financing Activities                                    (321)            154
                                                                                          -------         -------


INCREASE IN CASH AND CASH EQUIVALENTS                                                         634              39
                                                                                          -------         -------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              526              55
                                                                                          -------         -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 1,160         $    94
                                                                                          =======         =======

                              See Notes to Condensed Consolidated Financial Statements

                                                         8

COMMONWEALTH EDISON COMPANY
---------------------------

                                COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                    (Unaudited)
                                                   (In Millions)

                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                            ---------------------------      -------------------------
                                                               2001            2000            2001            2000
                                                              -------         -------         -------         -------
OPERATING REVENUES                                            $ 1,530    |    $ 1,711         $ 2,976    |    $ 3,274
                                                                         |                               |
OPERATING EXPENSES                                                       |                               |
     Fuel and Purchased Power                                     586    |        470           1,195    |        796
     Operating and Maintenance                                    248    |        526             466    |        986
     Depreciation and Amortization                                168    |        224             334    |        596
     Taxes Other Than Income                                       69    |        125             141    |        262
                                                              -------    |    -------         -------    |    -------
                                                                         |                               |
         Total Operating Expenses                               1,071    |      1,345           2,136    |      2,640
                                                              -------    |     -------         -------   |     -------
                                                                         |                               |
OPERATING INCOME                                                  459    |        366             840    |        634
                                                              -------    |    -------         -------    |    -------
                                                                         |                               |
OTHER INCOME AND DEDUCTIONS                                              |                               |
     Interest Expense                                            (143)   |       (139)           (284)   |       (282)
     Provision for Dividends on Company-Obligated                        |                               |
       Mandatorily Redeemable Preferred Securities of                    |                               |
       Subsidiary Trusts Holding Solely the Company's                    |                               |
       Subordinated Debt Securities                                (7)   |         (7)            (15)   |        (14)
     Other, net                                                    22    |         47              59    |        183
                                                              -------    |    -------         -------    |    -------
                                                                         |                               |
         Total Other Income and Deductions                       (128)   |        (99)           (240)   |       (113)
                                                              -------    |    -------         -------    |    -------
                                                                         |                               |
INCOME BEFORE INCOME TAXES AND                                           |                               |
 EXTRAORDINARY ITEMS                                              331    |        267             600    |        521
INCOME TAXES                                                      149    |         89             271    |        134
                                                              -------    |    -------         -------    |    -------
INCOME BEFORE EXTRAORDINARY ITEMS                                 182    |        178             329    |        387
EXTRAORDINARY ITEMS (net of income taxes of                              |                               |
    $1 and $2 for the three and six                                      |                               |
    months ended June 30, 2000, respectively)                      --    |         (1)             --    |         (4)
                                                              -------    |    -------         -------    |    -------
                                                                         |                               |
NET INCOME                                                        182    |        177             329    |        383
     Preferred and Preference Stock Dividends                      --    |         (1)             --    |         (2)
                                                              -------    |    -------         -------    |    -------
NET INCOME ON COMMON STOCK                                    $   182    |    $   176         $   329    |    $   381
                                                              =======    |    =======         =======    |    =======
                                                                         |                               |
COMPREHENSIVE INCOME                                                     |                               |
     Net Income                                               $   182    |    $   177         $   329    |    $   383
     Other Comprehensive Income (net of income taxes):                   |                               |
       Unrealized Gain (Loss) on Marketable Securities             --    |         --              (4)   |          1
                                                              -------    |    -------         -------    |    -------
TOTAL COMPREHENSIVE INCOME                                    $   182    |    $   177         $   325    |    $   384
                                                              =======    |    =======         =======    |    =======

                              See Notes to Condensed Consolidated Financial Statements

                                                         9

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In Millions)



                                                        June 30,    December 31,
                                                         2001           2000
                                                       -------        -------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                         $   466        $   141
     Restricted Cash                                        60             60
     Accounts Receivable, net                              985          1,204
     Receivables from Affiliates                           306            468
     Inventories, at average cost                           56            186
     Deferred Income Taxes                                  54             89
     Other                                                 271            285
                                                       -------        -------

         Total Current Assets                            2,198          2,433
                                                       -------        -------

PROPERTY, PLANT AND EQUIPMENT, NET                       7,149          7,657

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                     681          1,110
     Nuclear Decommissioning Trust Funds                    --          2,669
     Investments                                            60            152
     Goodwill, net                                       5,094          4,766
     Receivable from Affiliate                           1,316          1,316
     Other                                                 130            178
                                                       -------        -------

         Total Deferred Debits and Other Assets          7,281         10,191
                                                       -------        -------

TOTAL ASSETS                                           $16,628        $20,281
                                                       =======        =======


            See Notes to Condensed Consolidated Financial Statements

                    COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                       (In Millions)


                                                                 June 30,      December 31,
                                                                   2001             2000
                                                                 --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                          $    346         $    348
     Accounts Payable                                                 285              597
     Accrued Expenses                                                 556              532
     Payables to Affiliates                                           428               --
     Other                                                            125              329
                                                                 --------         --------

         Total Current Liabilities                                  1,740            1,806
                                                                 --------         --------

LONG-TERM DEBT                                                      6,724            6,882

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                          1,773            1,837
     Unamortized Investment Tax Credits                                57               59
     Nuclear Decommissioning Liability for Retired Plants              --            1,301
     Pension Obligation                                               138              285
     Non-Pension Postretirement Benefits Obligation                   154              315
     Payables to Affiliates                                           371               --
     Spent Nuclear Fuel Obligation                                     --              810
     Other                                                            283              475
                                                                 --------         --------

         Total Deferred Credits and Other Liabilities               2,776            5,082
                                                                 --------         --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUSTS HOLDING THE COMPANY'S
 SUBORDINATED DEBT SECURITIES                                         328              328

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                   2,047            2,678
     Preference Stock of Subsidiary                                     7                7
     Other Paid-in Capital                                          5,065            5,388
     Receivable from Parent                                        (1,062)              --
     Retained Earnings                                                314              133
     Treasury Stock, at cost                                       (1,307)          (2,023)
     Accumulated Other Comprehensive Income (Loss)                     (4)              --
                                                                 --------         --------

         Total Shareholders' Equity                                 5,060            6,183
                                                                 --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 16,628         $ 20,281
                                                                 ========         ========

                  See Notes to Condensed Consolidated Financial Statements

                               COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                  (In Millions)

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                          2001            2000
                                                                                       -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                        $   329    |    $   383
     Adjustments to Reconcile Net Income to Net Cash Flows                                        |
      provided by Operating Activities:                                                           |
       Depreciation and Amortization                                                       334    |        661
       Extraordinary Items (net of income taxes)                                            --    |          4
       Gain on Forward Share Arrangement                                                    --    |       (113)
       Provision for Uncollectible Accounts                                                 18    |         21
       Reversal of Provision for Revenue Refund                                            (15)   |         --
       Deferred Income Taxes                                                                38    |       (102)
       Midwest Independent System Operator Exit Fees                                       (36)   |         --
       Early Retirement and Separation Program                                              --    |         (9)
       Other Operating Activities                                                           20    |        133
     Changes in Working Capital:                                                                  |
       Accounts Receivable                                                                 (45)   |         81
       Inventories                                                                          16    |        (19)
       Accounts Payable, Accrued Expenses, and Other Current Liabilities                   332    |       (908)
       Other Current Assets                                                                  7    |         45
                                                                                       -------    |    -------
Net Cash Flows provided by Operating Activities                                            998    |        177
                                                                                       -------    |    -------
                                                                                                  |
CASH FLOWS FROM INVESTING ACTIVITIES                                                              |
     Investment in Plant                                                                  (451)   |       (676)
     Plant Removals, net                                                                    (8)   |        (18)
     Contributions to Nuclear Decommissioning Trust Funds                                   --    |        (39)
     Payables to Affiliates                                                                122    |         --
     Other Investments                                                                       5    |         50
     Other Investing Activities                                                             (4)   |          5
                                                                                       -------    |    -------
Net Cash Flows used in Investing Activities                                               (336)   |       (678)
                                                                                       -------    |    -------
                                                                                                  |
CASH FLOWS FROM FINANCING ACTIVITIES                                                              |
     Common Stock Repurchases                                                               --    |       (153)
     Retirement of Long-Term Debt                                                         (174)   |       (553)
     Retirement of Mandatorily Redeemable Preferred Stock                                   --    |        (70)
     Change in Restricted Cash                                                              --    |        220
     Change in Short-Term Debt                                                              --    |        349
     Dividends on Common and Preferred Stock                                              (163)   |       (176)
     Nuclear Fuel Principal Payments                                                        --    |        (35)
     Common Stock Repurchase Arrangement                                                    --    |        (67)
                                                                                       -------    |    -------
                                                                                                  |
Net Cash Flows used in Financing Activities                                               (337)   |       (485)
                                                                                       -------    |    -------
                                                                                                  |
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           325    |       (986)
                                                                                                  |
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           141    |      1,255
                                                                                       -------    |    -------
                                                                                                  |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   466    |    $   269
                                                                                       =======    |    =======
                                                                                                  |
                                                                                                  |
SUPPLEMENTAL CASH FLOW INFORMATION                                                                |
       Noncash Investing and Financing Activities:                                                |
       Net Assets Transferred as a Result of Restructuring, net of Note Payable        $ 1,307    |         --
       Contribution of Receivable from Parent                                          $ 1,062    |         --
       Regulatory Asset Fair Value Adjustment                                          $   347    |         --
       Retirement of Treasury Shares                                                   $ 2,022    |         --
       Deferred Tax on Fossil Plant Sale                                                    --    |    $   481
       Settlement of Common Share Repurchase Arrangement                                    --    |    $   993


                             See Notes to Condensed Consolidated Financial Statements

PECO ENERGY COMPANY
-------------------

                                           PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                            (Unaudited)
                                                           (In Millions)

                                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                                        ---------------------------      -------------------------
                                                                            2001            2000            2001            2000
                                                                          -------         -------         -------         -------
OPERATING REVENUES                                                        $   906         $ 1,385         $ 1,957         $ 2,738

OPERATING EXPENSES
     Fuel and Purchased Power                                                 394             476             882             939
     Operating and Maintenance                                                126             456             258             847
     Depreciation and Amortization                                             99              81             200             161
     Taxes Other Than Income                                                   41              63              84             130
                                                                          -------         -------         -------         -------

         Total Operating Expenses                                             660           1,076           1,424           2,077
                                                                          -------         -------         -------         -------

OPERATING INCOME                                                              246             309             533             661
                                                                          -------         -------         -------         -------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                        (117)           (116)           (227)           (220)
     Company-Obligated Mandatorily Redeemable Preferred
        Securities of a Partnership, which holds Solely
        Subordinated Debentures of the Company                                 (2)             (2)             (5)             (5)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net             --              (1)             --               3
     Other, net                                                                 2               7              18              29
                                                                          -------         -------         -------         -------

         Total Other Income and Deductions                                   (117)           (112)           (214)           (193)
                                                                          -------         -------         -------         -------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     129             197             319             468
INCOME TAXES                                                                   44              75             112             176
                                                                          -------         -------         -------         -------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                 85             122             207             292
EXTRAORDINARY ITEM (net of income taxes of $2)                                 --              (3)             --              (3)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE  (net of income taxes of $16)                                    --              --              --              24
                                                                          -------         -------         -------         -------

NET INCOME                                                                     85             119             207             313
     Preferred Stock Dividends                                                 (3)             (3)             (5)             (5)
                                                                          -------         -------         -------         -------
NET INCOME ON COMMON STOCK                                                $    82         $   116         $   202         $   308
                                                                          =======         =======         =======         =======

COMPREHENSIVE INCOME
     Net Income                                                           $    85         $   119         $   207         $   313
     Other Comprehensive Income (net of income tax):
        SFAS 133 Transition Adjustment                                         --              --              40              --
        Cash Flow Hedge Fair Value Adjustment                                  (8)             --             (10)             --
        Unrealized Gain (Loss) on Marketable Securities                        --              (1)             --              (1)
                                                                          -------         -------         -------         -------
         Total Other Comprehensive Income (Loss)                               (8)             (1)             30              (1)
                                                                          -------         -------         -------         -------

TOTAL COMPREHENSIVE INCOME                                                $    77         $   118         $   237         $   312
                                                                          =======         =======         =======         =======


                                     See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In Millions)


                                                       June 30,      December 31,
                                                         2001           2000
                                                       -------        -------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                         $    26        $    49
     Restricted Cash                                       270            254
     Accounts Receivable, net                              325          1,024
     Inventories, at average cost                           64            257
     Other                                                 151            195
                                                       -------        -------

         Total Current Assets                              836          1,779
                                                       -------        -------


PROPERTY, PLANT AND EQUIPMENT, NET                       3,976          5,158

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                   5,908          6,026
     Nuclear Decommissioning Trust Funds                    --            440
     Investments                                            26            847
     Goodwill, net                                          --            326
     Other                                                  95            200
                                                       -------        -------

         Total Deferred Debits and Other Assets          6,029          7,839
                                                       -------        -------

TOTAL ASSETS                                           $10,841        $14,776
                                                       =======        =======




            See Notes to Condensed Consolidated Financial Statements

                       PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                       (In Millions)



                                                             June 30,        December 31,
                                                               2001             2000
                                                             --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                           $     41         $    163
     Payables to Affiliates                                       119            1,096
     Long-Term Debt Due within One Year                           567              553
     Accounts Payable                                              61              403
     Accrued Expenses                                             355              481
     Deferred Income Taxes                                         27               27
     Other                                                         19               95
                                                             --------         --------

         Total Current Liabilities                              1,189            2,818
                                                             --------         --------

LONG-TERM DEBT                                                  5,606            6,002

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                      3,009            2,532
     Unamortized Investment Tax Credits                            28              271
     Pension Obligation                                           129              281
     Non-Pension Postretirement Benefits Obligation               238              505
     Other                                                         97              427
                                                             --------         --------

         Total Deferred Credits and Other Liabilities           3,501            4,016
                                                             --------         --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP,
     WHICH HOLDS SOLELY SUBORDINATED
     DEBENTURES OF THE COMPANY                                    128              128
MANDATORILY REDEEMABLE PREFERRED STOCK                             37               37

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                               1,905            1,449
     Receivable from Parent                                    (1,983)              --
     Preferred Stock                                              137              137
     Deferred Compensation                                         (7)              (7)
     Retained Earnings                                            299              197
     Accumulated Other Comprehensive Income (Loss)                 29               (1)
                                                             --------         --------

         Total Shareholders' Equity                               380            1,775
                                                             --------         --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 10,841         $ 14,776
                                                             ========         ========



                 See Notes to Condensed Consolidated Financial Statements

                                        PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                        (In Millions)
                                                                                                  Six Months Ended June 30,
                                                                                                  -------------------------
                                                                                                     2001            2000
                                                                                                   -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                                    $   207         $   313
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                                   200             228
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)                      --             (24)
       Extraordinary Item (net of income taxes)                                                         --               3
       Provision for Uncollectible Accounts                                                             29              25
       Deferred Income Taxes                                                                            13              10
       Deferred Energy Costs                                                                             7              15
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                                    --              (3)
       Other Operating Activities                                                                      (19)            (36)
     Changes in Working Capital:
       Accounts Receivable                                                                             (19)            (38)
       Inventories                                                                                       6              (2)
       Accounts Payable, Accrued Expenses and Other Current Liabilities                                  1             (89)
       Other Current Assets                                                                           (104)            (63)
                                                                                                   -------         -------

Net Cash Flows provided by Operating Activities                                                        321             339
                                                                                                   -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                              (122)           (287)
     Exelon Infrastructure Services Acquisitions , net of cash acquired                                 --             (91)
     Other Investing Activities                                                                         35             (71)
                                                                                                   -------         -------

Net Cash Flows used in Investing Activities                                                            (87)           (449)
                                                                                                   -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                                                        (122)            189
     Change in Payable to Affiliate                                                                     75              --
     Issuance of Long-Term Debt                                                                        805           1,015
     Retirement of Long-Term Debt                                                                     (978)           (460)
     Common Stock Repurchase                                                                            --            (496)
     Contribution from Parent                                                                           53              --
     Change in Restricted Cash                                                                         (16)              4
     Dividends on Preferred and Common Stock                                                          (105)            (93)
     Proceeds on Settlement of Interest Rate Swap Agreements                                            31              --
     Other Financing Activities                                                                         --             (10)
                                                                                                   -------         -------


Net Cash Flows provided by (used in) Financing Activities                                             (257)            149
                                                                                                   -------         -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (23)             39
                                                                                                   -------         -------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        49              55
                                                                                                   -------         -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $    26         $    94
                                                                                                   =======         =======


SUPPLEMENTAL CASH FLOW INFORMATION
     Noncash Investing and Financing Activities:
     Net Assets Transferred as a Result of Restructuring, net of Receivable from Affiliates        $ 1,624              --
     Contribution of Receivable from Parent                                                        $ 1,983              --


                                  See Notes to Condensed Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
          COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)


1.   BASIS OF PRESENTATION (Exelon, ComEd and PECO)
The accompanying condensed consolidated financial statements as of June 30, 2001 and for the three and six months then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd) and PECO Energy Company (PECO) consider necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. Dividends on preferred stock of PECO for the three and six months ended June 30, 2000 have been reclassified on Exelon's Condensed Consolidated Statements of Income and Comprehensive Income to distributions on preferred securities of subsidiaries, resulting in a deduction before, rather than after, net income. This reclassification reflects the current organizational structure in which PECO is a subsidiary of Exelon. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd and PECO included in or incorporated by reference in Item 8 of their Annual Report on Form 10-K for the year ended December 31, 2000.

ComEd
         ComEd was the principal subsidiary of Unicom Corporation (Unicom) prior to the merger with Exelon. See Note 2 - Merger. The merger was accounted for using the purchase method of accounting. The effects of the purchase method are reflected on the financial statements of ComEd as of the merger date. Accordingly, the financial statements presented for the period after the merger reflect a new basis of accounting. ComEd's Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows are separated by a bold black line to indicate the different basis of accounting existing in each of the periods presented.


2. MERGER (Exelon)
On October 20, 2000, Exelon became the parent corporation of ComEd and PECO as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended, among PECO, Unicom and Exelon. Pursuant to the merger, Exelon became the owner of all of the common stock of PECO and Unicom ceased to exist and its subsidiaries, including ComEd, became subsidiaries of Exelon. The merger was accounted for using the purchase method of accounting. Exelon's results of operations include Unicom's results of operations since October 20, 2000.

         Selected unaudited pro forma combined results of operations of Exelon for the three and six months ended June 30, 2000, assuming the merger occurred on January 1, 2000, are as follows:

                                                   Three Months Ended     Six Months Ended
                                                     June 30, 2000          June 30, 2000
                                                     -------------          -------------
         Operating revenue                               $3,188                $6,188
         Net income                                        $268                  $623
         Net income per common share (basic)              $0.83                 $1.95
         Net income per common share (diluted)            $0.83                 $1.93

         Pro forma net income for the three months ended June 30, 2000 excludes extraordinary items of $7 million ($4 million, net of income taxes) and merger-related costs of $29 million ($17 million, net of income taxes). These non-recurring items total $21 million, net of income taxes, or $0.07 per share on a basic and diluted basis.

         Pro forma net income for the six months ended June 30, 2000 excludes the benefit from the cumulative effect of a change in accounting principle of $40 million ($24 million, net of income taxes), extraordinary items of $11 million ($7 million, net of income taxes) and merger-related costs of $45 million ($27 million, net of income taxes). These non-recurring items total $10 million, net of income taxes, or $0.03 per share on a basic and diluted basis.

         The pro forma financial information presented above is not necessarily indicative of the operating results of Exelon that would have occurred had the merger been consummated as of the date indicated, nor is it necessarily indicative of future operating results.

Merger-Related Costs (Exelon, ComEd and PECO)
         Exelon recorded certain costs in 2000 associated with the merger. The costs associated with PECO were charged to expense. The costs associated with Unicom were recorded as part of the application of purchase accounting and did not affect results of operations. Exelon anticipates that $282 million of employee costs will be funded from its pension and postretirement benefit plans and $149 million for employee severance cost associated with Unicom will be funded from general corporate funds. The following table provides a reconciliation of the reserve for employee severance associated with the merger:

         Employee Severance Reserve as of October 20, 2000         $149
         Deductions for Employee Terminations:
             Fourth Quarter 2000                                     (5)
             First Quarter 2001                                     (25)
             Second Quarter 2001                                    (10)
                                                                  -----
         Employee Severance Reserve as of June 30, 2001            $109
                                                                  =====

         Approximately 2,900 Unicom and PECO positions were identified to be eliminated as a result of the merger, of which 619 and 191 were eliminated in the first and second quarters of 2001, respectively. The remaining approximate 2,090 positions are expected to be eliminated by the end of 2002.


3.  CORPORATE RESTRUCTURING (Exelon, ComEd and PECO)
During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. As part of the restructuring, the generation-related operations and assets and liabilities of ComEd were transferred to Exelon Generation, LLC (Generation). Also as part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing PECO's Generation and Enterprises business segments, were transferred to Generation and Exelon Enterprises Company, LLC (Enterprises), respectively. Additionally, certain operations and assets and liabilities of ComEd and PECO were transferred to Exelon Business Services Company (BSC). As a result, effective January 1, 2001, the operations of ComEd consist of its retail electricity distribution and transmission business in northern Illinois and the operations of PECO consist of its retail electricity distribution and transmission business in southeastern Pennsylvania, and its natural gas distribution business located in the Pennsylvania counties surrounding the City of Philadelphia.

         The corporate restructuring had the following effect on the Condensed Consolidated Balance Sheets of ComEd and PECO:

                                                      ComEd           PECO
                                                      -----           ----
         Decrease in Assets:
         -------------------
         Current Assets                               ($825)        ($1,085)
         Property, Plant and Equipment, net            (782)         (1,212)
         Investments                                   (104)         (1,262)
         Other Noncurrent Assets                     (3,064)           (431)

         (Increase) Decrease in Liabilities:
         -----------------------------------
         Current Liabilities                            834           1,601
         Long-Term Debt                                  --             205
         Deferred Income Taxes                           84            (479)
         Other Noncurrent Liabilities                 3,000             964
                                                    -------         -------
              Net Assets Transferred                  ($857)        ($1,699)
                                                    =======         =======

         Consideration,   based  on  the  net  book  value  of  the  net  assets
transferred, was as follows:

                                                         ComEd            PECO
                                                         -----            ----

         Treasury Stock Received                         $1,307         $    --
         Return of Capital                                   --           1,624
         Note (Payable)/Receivable -  Affiliates           (450)             75
                                                        -------         -------
                                                           $857          $1,699
                                                        =======         =======

         Selected unaudited pro forma results of operations of ComEd and PECO for the three and six months ended June 30, 2000, assuming the merger and corporate restructuring occurred as of January 1, 2000, are presented as follows:

                                       Three months ended               Six months ended
                                         June 30, 2000                    June 30, 2000
                                         -------------                    -------------
                                     ComEd             PECO          ComEd             PECO
                                     -----             ----          -----             ----
         Operating revenues          $1,500            $771          $2,924          $1,620
         Operating income              $394            $258            $606            $602
         Net income                    $179             $94            $336            $248

         The three months ended June 30, 2000 pro forma financial information presented above for ComEd excludes merger-related costs of $13 million ($8 million, net of income taxes) and an extraordinary item of $2 million ($1 million, net of income taxes). PECO pro forma financial information for the same period excludes merger-related costs of $4 million ($2 million, net of income taxes) and an extraordinary charge of $5 million ($3 million, net of income taxes.

         The six months ended June 30, 2000 pro forma financial information presented above for ComEd excludes merger-related costs of $17 million ($10 million, net of income taxes) and extraordinary items of $6 million ($4 million, net of income taxes). PECO pro forma financial information for the same period excludes the benefit from the cumulative effect of a change in accounting principle of $40 million ($24 million, net of income taxes), merger-related costs of $10 million ($6 million, net of income taxes) and an extraordinary charge of $5 million ($3 million, net of income taxes).

         In connection with the restructuring, ComEd and PECO assigned their respective rights and obligations under various power purchase and fuel supply agreements to Generation. Additionally, ComEd and PECO entered into power purchase agreements (PPAs) with Generation.

         Under the PPA between ComEd and Generation, Generation has agreed to supply all of ComEd's load requirements through 2004. Prices for this energy vary depending upon the time of day and month of delivery. During 2005 and 2006, ComEd's PPA is a partial requirements agreement under which ComEd will purchase all of its required energy and capacity from Generation, up to the available capacity of the nuclear generating plants formerly owned by ComEd and transferred to Generation. Under the terms of ComEd's PPA, Generation is responsible for obtaining any required transmission service. The PPA also specifies that prior to 2005, ComEd and Generation will jointly determine and agree on a market-based price for energy delivered under the PPA for 2005 and 2006. In the event that the parties cannot agree to market-based prices for 2005 and 2006 prior to July 1, 2004, ComEd has the option of terminating the PPA effective December 31, 2004. ComEd will need to obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will need to obtain all of its supply from market sources, which could include Generation.

         Under the PPA between PECO and Generation, Generation has agreed to supply all of PECO's load requirements through 2010. Prices for this energy will be a function of the amount PECO is able to charge its Provider of Last Resort customers. Under the terms of PECO's PPA, PECO is responsible for obtaining any required transmission service. Subsequent to 2010, PECO will obtain all of its supply from market sources, which could include Generation.


4. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLES (Exelon and PECO)
On January 1, 2001, Exelon recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $44 million, net of income taxes, in Accumulated Other Comprehensive Income, a component of shareholders' equity, to reflect the initial adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. SFAS No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at their fair value through earnings, with special accounting permitted for certain qualifying hedges.

         During the three and six months ended June 30, 2001, Exelon recognized net gains of $5 million ($3 million, net of income taxes) and $22 million ($13 million, net of income taxes), respectively, relating to mark-to-market (MTM) adjustments of certain power purchase and sale contracts pursuant to SFAS No.
133. MTM adjustments on power purchase contracts are reported in fuel and purchased power and MTM adjustments on power sale contracts are reported as operating revenues in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and six months ended June 30, 2001, Exelon recognized net losses aggregating $6 million ($4 million net of income taxes) on derivative instruments entered into for trading purposes. Exelon commenced financial trading in the second quarter of 2001. These losses are reported as other income and deductions in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and six months ended June 30, 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions no longer being probable. For the six months ended June 30, 2001, $6 million ($4 million after taxes) was reclassified from accumulated other comprehensive income into earnings as a result of forecasted financing transactions no longer being probable.

         As of June 30, 2001, $38 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. Amounts in accumulated other comprehensive income related to interest rate cash flows are reclassified into earnings when the forecasted interest payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.

5.   EARNINGS PER SHARE (Exelon)
Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under Exelon's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share (in millions):

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                  June 30,
                                                               --------                  --------
                                                           2001         2000         2001         2000
                                                            ---          ---          ---          ---
         Average common shares outstanding                  321          174          320          178
         Assumed exercise of stock options                    3            1            3            1
                                                            ---          ---          ---          ---
         Average diluted common shares outstanding          324          175          323          179
                                                            ===          ===          ===          ===

6.   SEGMENT INFORMATION (Exelon)
Exelon operates in three business segments: Energy Delivery, Generation and Enterprises. Energy Delivery consists of the operations of ComEd and PECO. Exelon's segment information as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is as follows:

         Three Months Ended June 30, 2001 as compared to Three Months Ended June 30, 2000
         --------------------------------------------------------------------------------

                                                                    Corporate and
                       Energy                                        Intersegment
                      Delivery       Generation     Enterprises      Eliminations     Consolidated
                      --------       ----------     -----------      ------------     ------------
Revenues:
         2001          $2,436          $1,618          $  546           $ (949)          $3,651
         2000          $  771          $  633          $  271           $ (290)          $1,385
EBIT (a):
         2001          $  706          $  126          $   (5)          $   (6)          $  821
         2000          $  257          $   78          $  (32)          $    1           $  304


  Six Months Ended June 30, 2001 as compared to Six Months Ended June 30, 2000
  ----------------------------------------------------------------------------

                                                                           Corporate and
                           Energy                                           Intersegment
                          Delivery        Generation       Enterprises      Eliminations       Consolidated
                          --------        ----------       -----------      ------------       ------------
Revenues:
             2001          $ 4,933          $ 3,246          $ 1,213           $(1,918)          $ 7,474
             2000          $ 1,620          $ 1,131          $   517           $  (530)          $ 2,738
EBIT (a):
             2001          $ 1,387          $   419          $   (36)          $   (12)          $ 1,758
             2000          $   594          $   117          $   (44)          $    (1)          $   666


Total Assets:
   June  30, 2001          $27,469          $ 7,035          $ 1,703           $  (848)          $35,359
   December 31, 2000       $27,424          $ 5,734          $ 2,277           $  (838)          $34,597

(a) EBIT - consists of operating income, equity in earnings (losses) of unconsolidated affiliates, and other income and expenses recorded in other, net, with the exception of interest income. Interest income for the three months ended June 30, 2001 was $24 million as compared to $11 million in the same 2000 period. Interest income for the six months ended June 30, 2001 was $49 million as compared to $27 million in the same 2000 period.

         The operations of Exelon Energy, Exelon's competitive retail generation supplier, for 2000 have been reclassified from Generation to Enterprises to reflect the corporate restructuring. See Note 3 - Corporate Restructuring.

7.   COMMITMENTS AND CONTINGENCIES (Exelon, ComEd and PECO)
For information regarding capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments and environmental issues, see the Commitments and Contingencies Notes to the Consolidated Financial Statements of Exelon, ComEd and PECO for the year ended December 31, 2000.

Environmental Liabilities
         Exelon has  identified  74 sites where  former  manufactured  gas plant
(MGP) activities have or may have resulted in actual site contamination. As of June 30, 2001, Exelon had accrued $168 million for environmental investigation and remediation costs, including $137 million for MGP investigation and remediation, that currently can be reasonably estimated. Exelon, ComEd and PECO cannot predict whether they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

     ComEd
         As of June 30, 2001, ComEd had accrued $114 million (discounted) for environmental investigation and remediation costs. This reserve included $108 million for MGP investigation and remediation, which currently can be reasonably estimated.

     PECO
         As of June 30, 2001, PECO had accrued $39 million (undiscounted) for environmental investigation and remediation costs, including $29 million for MGP investigation and remediation, which currently can be reasonably estimated.

Energy Commitments
         As of June 30, 2001, Exelon had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the following tables:

                              Net                Net         Transmission
                             Power            Purchased         Rights
                             Sales            Capacity        Purchases
                             -----            --------        ---------
         2001               $   398           $   550          $    89
         2002                   409               943               50
         2003                   345               848               32
         2004                   215               840               25
         2005                   139               477               25
         Thereafter             (76)            5,445               80
                            -------           -------          -------
         Total              $ 1,430           $ 9,103          $   301
                            =======           =======          =======

         See Note 3 - Corporate Restructuring, for information about ComEd's and PECO's PPAs with Generation.

Litigation
         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with FERC alleging that ComEd failed to properly adjust their rates as provided for under the terms of their electric service contracts, and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In 1998, FERC granted the complaint and directed that refunds be made, with interest. During the second quarter of 2001, FERC issued an order pursuant to ComEd's request for a rehearing, in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. In response to the favorable FERC order, ComEd reversed the reserve of $15 million it had previously established in connection with this case. The FERC order is subject to appeal to the Federal circuit court.

         Cotter Corporation Litigation. During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict, and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16 million in various damages. Cotter will appeal the verdict.

         In November 2000, another trial involving a separate sub-group of 13 plaintiffs, seeking $19 million in damages plus interest was completed in federal district court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs, but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. The plaintiffs appealed the verdict to the Tenth Circuit Court of Appeals.

         On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of these actions, as well as any liability arising in connection with the West Lake Landfill discussed in the next paragraph. In connection with the corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred to Generation. Exelon's management believes adequate reserves have been established in connection with these proceedings.

         The United States Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties
(PRPs), is reviewing a draft feasibility study that recommends capping the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of remediation for the site are $10-15 million. Once a final feasibility study is complete and a remedy selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Until an agreement is reached, Exelon cannot predict its share of the costs.

         Godley Park District Litigation. On April 18, 2001, the Godley Park District filed suit in Will County Circuit Court against ComEd and Exelon alleging that oil spills at Braidwood Station have contaminated the Park District's water supply. The complaint seeks actual damages, punitive damages of $100 million and statutory penalties. The complaint was not served on ComEd/Exelon until July 12, 2001. Although ComEd and Exelon have not yet filed a response to the complaint, the companies will contest liability and the damages sought by the plaintiff.

         Cajun Electric Power Cooperative, Inc. On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative, Inc. (Cajun), filed an action claiming breach of contract against PECO in the United States District Court for the Middle District of Louisiana arising out of PECO's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant. This action seeks the full purchase price of the 30% interest in the River Bend nuclear plant, $50 million, plus interest and consequential damages. While PECO cannot predict the outcome of this matter, PECO believes that it validly exercised its right of termination and did not breach the agreement. In connection with the corporate restructuring, the responsibility for any liability related to this matter was transferred to Generation.

         Service Interruptions. In August 1999, three class action lawsuits were filed, and subsequently consolidated, in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses from ComEd related to a series of service interruptions that occurred in the summer 1999. The combined effect of these interruptions resulted in over 168,000 customers losing service for more than 4 hours. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. ComEd filed a motion to dismiss the complaints. On April 24, 2001, the court dismissed four of the five counts of the consolidated complaint without prejudice and the sole remaining count was dismissed in part. On June 1, 2001, plaintiffs filed a second amended consolidated complaint. A portion of any settlement or verdict may be covered by insurance and discussions with the carrier are ongoing. Exelon's management believes adequate reserves have been established in connection with these cases.

         Reliability Investigation. In 1999, the ICC opened an investigation regarding the design and reliability of ComEd's transmission and distribution system. The investigation was expanded during 2000 to include a circuit breaker fire that occurred in October 2000 at a ComEd substation. The ICC has issued several reports in the investigation covering the summer of 1999 outages as well as the transmission and distribution system. These reports include recommendations and an implementation timetable. The recommendations are not legally binding on ComEd, however; the ICC may enforce them through litigation. Since the summer of 1999, ComEd has devoted significant resources to improving the reliability of its transmission and distribution system. Exelon's management believes that the likelihood of a successful material claim resulting from the investigation is remote.

         Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the federal and state constitutions, and against ComEd for a declaratory order that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the state were premature, and the Illinois Supreme Court denied leave to appeal that ruling. Developers of both facilities have since filed amended complaints repeating their allegations that ComEd breached the contracts in question, and requesting damages for such breach, in the amount of the difference between the state-subsidized rate and the amount ComEd was willing to pay for the electricity. ComEd intends to vigorously contest this matter.

         Pennsylvania Real Estate Tax Appeals. Exelon is involved in tax appeals regarding two of its nuclear facilities, Limerick Generating Station (Montgomery County) and Peach Bottom (York County). Exelon is also involved in the tax appeal for Unit No. 1 at Three Mile Island Nuclear Station (Dauphin County) through AmerGen Energy Company, LLC. Exelon does not believe the outcome of these matters will have a material adverse effect on Exelon's results of operations or financial condition.

         Other Tax Issues. The Illinois Department of Revenue has issued a notice of tax liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. The alleged deficiencies, including interest and penalties, totaled approximately $54 million as of June 30, 2001. ComEd has protested the notices, and the matter is currently pending.

         Chicago Franchise. In March 1999, ComEd reached a settlement agreement with the City of Chicago to end the arbitration proceeding between ComEd and Chicago regarding the January 1, 1992 franchise agreement. As part of the settlement agreement, ComEd and Chicago agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric services in Chicago. The settlement agreement provides that ComEd would be subject to liquidated damages if the projects are not completed by various dates, unless it was prevented from doing so by events beyond its reasonable control. In addition, ComEd and Chicago established an Energy Reliability and Capacity Account, into which ComEd deposited $25 million during each of 1999 and 2000 and has conditionally agreed to deposit $25 million at the end of the years 2001 and 2002, to help ensure an adequate and reliable electric supply for Chicago.

         General. Exelon, ComEd and PECO are involved in various other litigation matters. The ultimate outcome of such matters, while uncertain, is not expected to have a material adverse effect on their respective financial condition or results of operations.


8.   PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS (ComEd and PECO)
ComEd
         As part of Exelon's corporate restructuring, approximately 5,500 ComEd employees were transferred to Generation, BSC and Enterprises. As a result of
the  transfer,   ComEd's   pension
and non-pension postretirement benefits obligations were reduced by $143 million and $172 million, respectively, as of January 1, 2001.

PECO
         As part of Exelon's corporate restructuring, approximately 3,200 PECO employees were transferred to Generation, BSC and Enterprises. As a result of the transfer, PECO's pension and non-pension postretirement benefits obligations were reduced by $70 million and $271 million, respectively, as of January 1, 2001.

ComEd's and PECO's plan assets and funded status of the plans as of December 31, 2000, after reflecting the effect of these transfers, are as follows:

                                                               ComEd                          PECO
                                                     ------------------------        ------------------------
                                                                        Other                           Other
                                                      Pension  Postretirement         Pension  Postretirement
                                                     Benefits        Benefits        Benefits        Benefits
                                                     --------        --------        --------        --------

Net Benefit Obligation at December 31, 2000           $ 2,220         $   539         $ 1,024         $   423
                                                      =======         =======         =======         =======
Fair Value of Plan Assets at December 31, 2000        $ 1,987         $   352         $ 1,380         $   121
                                                      =======         =======         =======         =======

Funded Status at December 31, 2000                    $  (233)        $  (187)        $   356         $  (302)
Unrecognized net actuarial (gain) loss                     91              42            (441)             16
Unrecognized prior service cost                            --              --              35              --
Unrecognized net transition obligation (asset)             --              --              (9)             56
Miscellaneous adjustments                                  --               2              --              --
                                                      -------         -------         -------         -------
   Net amount recognized at December 31, 2000         $  (142)        $  (143)        $   (59)        $  (230)
                                                      =======         =======         =======         =======
Amounts recognized in the consolidated balance
   sheets consist of:
   Prepaid benefit cost                                                               $    70         $     2
   Accrued benefit cost                                                                  (129)           (232)
                                                                                                      -------
Net amount recognized at December 31, 2000                                            $   (59)        $  (230)
                                                                                                      =======

9.   DECOMMISSIONING AND SPENT FUEL STORAGE (Exelon, ComEd and PECO)
The obligation for decommissioning Exelon's nuclear facilities and the related trust fund assets were transferred from ComEd and PECO to Generation concurrent with the transfer of the generating plants and the related Nuclear Regulatory Commission (NRC) operating licenses as of January 1, 2001. Additionally, obligations for spent nuclear fuel disposal, and provisions for nuclear insurance were assumed by Generation under terms and conditions commensurate with those previously borne by ComEd and PECO.

ComEd
         ComEd has  historically  accounted  for the  current  period's  cost of decommissioning by recording a charge to depreciation expense and a corresponding liability in accumulated depreciation for its operating units, and a reduction to regulatory assets for retired units (in current year dollars) on a straight-line basis over the NRC operating license life of the plants. As of December 31, 2000, ComEd's cumulative liability of $2.1 billion was recorded as a component of accumulated depreciation. Additionally, a $1.3 billion liability representing the present value of the estimated cost of decommissioning nuclear units previously retired was recorded as a long-term liability. These liabilities, as well as investments in trust fund assets of $2.6 billion to fund the costs of decommissioning, were transferred to Generation.

         In December 2000, the Illinois Commerce Commission (ICC) issued an order, effective upon the transfer of the nuclear plants to Generation, authorizing ComEd to recover $73 million annually from customers during the first four years of the six-year term of the PPA between ComEd and Generation. See Note 3 - Corporate Restructuring. Up to $73 million annually can also be collected in 2005 and 2006, depending on the portion of the output of the former ComEd nuclear stations that ComEd purchases from Generation. Under the ICC order, subsequent to 2006, there would be no further collection for decommissioning costs from customers. All amounts collected from customers must be remitted to Generation for deposit into the related trust funds. The ICC order also provides that any surplus trust funds after ComEd's former nuclear stations are decommissioned must be refunded to ComEd's customers. The ICC order has been appealed to the Illinois Appellate Court.

         The $73 million annual recovery of decommissioning costs authorized by the ICC order represents a reduction from the $84 million annual recovery in 2000. Accordingly, in the first quarter of 2001, ComEd reduced its nuclear decommissioning regulatory asset to $372 million, reflecting the expected probable future recoveries from customers. The reduction in the regulatory asset in the amount of $347 million was recorded as an adjustment to the merger purchase price allocation and resulted in a corresponding increase in goodwill. Effective January 1, 2001, ComEd recorded an obligation to Generation of approximately $440 million representing ComEd's legal requirement to remit funds to Generation for the remaining regulatory asset amount of $372 million upon collection from customers, and for collections from customers prior to the establishment of external decommissioning trust funds in 1989 to be remitted to Generation for deposit into the decommissioning trusts through 2006. Unrealized gains and losses on decommissioning trust funds (based on the market value of the assets on the merger date, in accordance with purchase accounting) had previously been recorded in accumulated depreciation or regulatory assets. As a result of the transfer of the nuclear plants to Generation and the ICC order limiting the regulated recoveries of decommissioning costs, net unrealized losses of $47 million (net of income taxes) were reclassified to accumulated other comprehensive income. Realized gains and losses on decommissioning trust funds' assets are based on the adjusted cost basis of the trust fund assets and are reflected in other income and deductions in Exelon's Condensed Consolidated Statements of Income and Comprehensive Income.

         Additionally, as part of the corporate restructuring, ComEd's liability to the U.S. Department of Energy (DOE) for payment of its one-time fee for spent nuclear fuel disposal has been transferred to Generation. As of December 31, 2000, this liability, including accrued interest, was $810 million.

PECO
         As of December 31, 2000, PECO's Condensed Consolidated Balance Sheet included an estimated liability for decommissioning its nuclear plants of $412 million that was recorded as a component of accumulated depreciation. Investments in nuclear decommissioning trust fund assets were $440 million. Both the liability and the trust fund investments were transferred to Generation as of January 1, 2001. Annual decommissioning cost recovery of $29 million, collected through regulated rates, will continue, and all amounts collected will be remitted to Generation to be deposited into the decommissioning trust funds.


10.   LONG-TERM DEBT (Exelon and PECO)
On March 1, 2001, PECO Energy Transition Trust (PETT), a Delaware business trust and a wholly owned subsidiary of PECO, refinanced $805 million of floating rate Series 1999-A Transition Bonds through the issuance by PETT of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%. The Series 2001-A Transition Bonds have an expected final payment date of September 1, 2010 and a termination date of December 31, 2010. The transition bonds are solely obligations of PETT, secured by intangible transition property sold by PECO to PETT concurrently with the issuance of transition bonds and certain other related collateral.

         In 1999,  PECO entered into interest  rate swaps  relating to the Class
A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. PECO also entered into forward starting interest rate swaps relating to these two classes of floating rate transition bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.01%. In connection with the refinancing of a portion of the two floating rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of a forward starting interest rate swap resulting in a $6 million gain which is reflected in other income and deductions. See Note 4 - Cumulative Effect of a Change in Accounting Principle. Also, in connection with the refinancing, PECO settled a portion of the interest rate swaps and the remaining portion of the forward starting interest rate swaps resulting in gains of $25 million, which were deferred and are being amortized over the expected remaining lives of the related debt.

          On May 8, 2001, Exelon issued $500 million of senior unsecured notes with a maturity date of May 1, 2011 and an interest rate of 6.75%. On June 11, 2001, Generation issued $700 million of senior unsecured notes with a maturity date of June 15, 2011 and an interest rate of 6.95%. The proceeds from these financings were used to repay a $1.2 billion term loan.

11. SALE OF ACCOUNTS RECEIVABLE  (Exelon and PECO)
PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. As of June 30, 2001, PECO had sold a $225 million interest in accounts receivable, consisting of a $176 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $49 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires PECO to deposit cash in order to satisfy such requirements. At June 30, 2001, PECO met this requirement and was not required to make any cash deposits.


12.  RELATED-PARTY TRANSACTIONS (ComEd and PECO)
ComEd
         At December 31, 2000, ComEd had a $400 million receivable from PECO, which was repaid in the second quarter of 2001. The average interest rate on this receivable for the period outstanding was 6.5%. Interest income on the receivable from PECO was $2 million and $8 million for the three and six months ended June 30, 2001, respectively.

         ComEd had a note receivable from an affiliate of $1.3 billion at June 30, 2001 and December 31, 2000, relating to the December 1999 fossil plant sale, which is included in deferred debits and other assets in ComEd's Condensed Consolidated Balance Sheets. Interest income earned on this note receivable was $15 million and $46 million for the three months ended June 30, 2001 and 2000, respectively. Interest income earned on this note receivable was $37 million and $89 million for the six months ended June 30, 2001 and 2000, respectively.

         Effective January 1, 2001, Exelon contributed to ComEd a $1.0 billion non-interest bearing receivable related to Exelon's agreement to fund future income tax payments resulting from the collection by ComEd of instrument funding charges. This receivable is reflected as a reduction of shareholders' equity in ComEd's Condensed Consolidated Balance Sheets. This receivable is expected to be settled over the years 2001 through 2008.

         At June 30, 2001, ComEd had a short-term payable of $391 million and a long-term payable of $364 million to Generation resulting from the restructuring, which were included in current liabilities and deferred credits and other liabilities, respectively, on ComEd's Condensed Consolidated Balance Sheets.

         In connection with the transfer of the generation assets in the corporate restructuring, ComEd entered into a PPA with Generation. See Note 3 - Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the three and six months ended June 30, 2001 were $585 million and $1,193 million, respectively.

         Effective January 1, 2001, upon the corporate restructuring, ComEd receives a variety of corporate support services from BSC including legal, human resources, financial and information technology services. Such services are provided at cost including applicable overhead.

PECO
         At December 31, 2000, PECO had a $400 million payable to ComEd, which was repaid in the second quarter of 2001. The average annual interest rate on this payable for the period outstanding was 6.5%. Interest expense related to this payable for the three and six months ended June 30, 2001 was $2 million and $8 million, respectively.

         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion non-interest bearing receivable related to Exelon's agreement to fund future income tax payments resulting from the collection of competitive transition charges. This receivable is reflected as a reduction of shareholders' equity in PECO's Condensed Consolidated Balance Sheets. This receivable is expected to be settled over the years 2001 through 2010.

         In connection with the transfer of the generation assets in the corporate restructuring, PECO entered into a PPA with Generation. See Note 3 - Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the three and six months ended June 30, 2001 were $263 million and $508 million, respectively.

         Effective January 1, 2001, upon the corporate restructuring, PECO receives a variety of corporate support services from BSC including legal, human resources, financial and information technology services. Such services are provided at cost including applicable overhead.


13. NEW ACCOUNTING PRONOUNCEMENTS (Exelon, ComEd and PECO)
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141), No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143, "Asset Retirement Obligations" (SFAS No. 143).

         SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

         SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Exelon expects to adopt SFAS No. 142 as of
January 1, 2002. Under SFAS No. 142, effective January 1, 2002, goodwill recorded by Exelon will no longer be subject to amortization. After January 1, 2002, goodwill will be subject to an assessment for impairment using a fair value based test at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss would be reflected as a cumulative effect of a change in accounting principle. As of June 30, 2001, Exelon's Condensed Consolidated Balance Sheet reflected approximately $5.5 billion in goodwill net of accumulated amortization, including $5.1 billion of net goodwill related to the merger of Unicom and PECO recorded on ComEd's Condensed Consolidated Balance Sheets, with the remainder relating to Enterprises. Annualized amortization of goodwill related to the merger and to Enterprises of $128 million and $24 million, respectively, is expected to be discontinued upon adoption of SFAS No. 142. Exelon is in the process of evaluating the overall impact of SFAS No. 142 on its financial statements and is currently unable to determine the overall impact, but the effect could be material.

         SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Exelon expects to adopt SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. Upon adoption of SFAS No. 143, Exelon will use a cumulative-effect approach to recognize transition amounts for any existing liabilities, asset retirement costs and accumulated depreciation. Exelon is in the process of evaluating the impact of SFAS No. 143 on its financial statements.


14. CHANGE IN ACCOUNTING ESTIMATE (Exelon)
         Effective April 1, 2001, Exelon changed its accounting estimates related to the depreciation and decommissioning of certain generating stations. The estimated service lives were extended by 20 years for three nuclear stations, by periods up to 20 years for certain fossil stations and by 50 years for a pumped storage station. These changes were based on engineering and economic feasibility studies performed by Exelon considering, among other things, future capital and maintenance expenditures at these plants. As a result of the change, net income for the three and six months ended June 30, 2001 increased $21 million ($12 million, net of income taxes).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXELON CORPORATION
------------------

GENERAL

On October 20, 2000, Exelon Corporation (Exelon) became the parent corporation of Commonwealth Edison Company (ComEd) and PECO Energy Company (PECO) as a result of the completion of the merger. The merger was accounted for using the purchase method of accounting.

         During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. As part of the restructuring, the generation-related operations and assets and liabilities of ComEd were transferred to Exelon Generation Company, LLC (Generation). Also, as part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing PECO's Generation and Enterprises business segments, were transferred to Generation and Exelon Enterprises Company, LLC (Enterprises), respectively. Additionally, certain operations and assets and liabilities of ComEd and PECO were transferred to Exelon Business Services Company (BSC).

         Exelon, through subsidiaries, including PECO and ComEd, operates in three business segments:

     o Energy Delivery, consisting of the retail electricity distribution and transmission businesses of ComEd in northern Illinois and PECO in southeastern Pennsylvania, and the natural gas distribution business of PECO in the Pennsylvania counties surrounding the City of Philadelphia.

     o    Generation,   consisting  of  electric  generating  facilities,  power
          marketing operations and equity interests in Sithe Energies, Inc. (Sithe) and AmerGen Energy Company, LLC (AmerGen).

     o Enterprises, consisting of competitive retail energy sales, energy and infrastructure services, communications and related investments. The operations of Exelon Energy for 2000 have been reclassified from Generation to Enterprises to reflect the effects of the corporate restructuring.

RESULTS OF OPERATIONS

Significant Operating Trends

                                    Expense Items as a Percentage of
                                        Total Operating Revenues

                                               Three Months          Six Months
                                              Ended June 30,       Ended June 30,
                                             ---------------       ---------------
                                             2001       2000       2001       2000
                                             ----       ----       ----       ----
         Fuel and Purchased Power             33%        34%        34%        34%
         Operating and Maintenance            31%        33%        29%        31%
         Depreciation and Amortization        10%         6%        10%         6%
         Taxes Other Than Income               4%         5%         4%         5%
                                             ----       ----       ----       ----
         Total Operating Expenses             78%        78%        77%        76%
                                             ----       ----       ----       ----

         Operating Income                     22%        22%        23%        24%
                                             ====       ====       ====       ====



Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

Net Income and Earnings Per Share
Exelon's net income increased $196 million, or 165%, for the three months ended June 30, 2001, excluding the effect of an extraordinary item. Diluted earnings per share on the same basis increased $0.29 per share, or 43%. Net income inclusive of the extraordinary item increased $199 million, or 172%, for the three months ended June 30, 2001. Diluted earnings per share on the same basis increased $0.31 per share, or 47%. Earnings per share increased less than net income because of an increase in the weighted average shares of common stock outstanding as a result of the issuance of common stock in connection with the merger, partially offset by the repurchase of common stock with the proceeds from PECO's May 2000 stranded cost recovery securitization.

Earnings Before Interest and Income Taxes
Exelon evaluates the performance of its business segments based on earnings before interest and income taxes (EBIT). In addition to components of operating income as shown on the consolidated statements of income, EBIT includes equity in earnings (losses) of unconsolidated affiliates, and other income and expense recorded in other, net, with the exception of interest income. Operating revenues, operating expenses, depreciation and amortization and other income and expenses for each business segment in the following analyses include intercompany transactions, which are eliminated in the consolidated Exelon financial statements. Exelon's EBIT was $821 million and $304 million for the three months ended June 30, 2001 and 2000, respectively. EBIT for the three months ended June 30, 2000 represents the results of PECO only and does not include the effects of the October 20, 2000 merger of Unicom and

PECO. To provide a more meaningful analysis of results of operations, the EBIT analyses by business segment below identify the portion of the EBIT variance that is attributable to the addition of Unicom results of operations and the portion of the variance that results from changes in components of the underlying operations. The merger variance represents Unicom results for the three and six months ended June 30, 2000 on a pro forma basis as if the merger and corporate restructuring occurred on January 1, 2000.

EBIT Contribution by Business Segment

                             Three Months                                Components of Variance
                            Ended June 30,                               ----------------------
                         --------------------                             Merger          Normal
                         2001            2000          Variance         Variance       Operations
                         ----            ----          --------         --------       ----------
                                                   (In millions)
Energy Delivery          $ 706           $ 257           $ 449           $ 386           $  63
Generation                 126              78              48              (2)             50
Enterprises                 (5)            (32)             27             (10)             37
Corporate                   (6)              1              (7)              7             (14)
                         -----           -----           -----           -----           -----
Total                    $ 821           $ 304           $ 517           $ 381           $ 136
                         =====           =====           =====           =====           =====


Energy Delivery

                                        Three Months                                Components of Variance
                                       Ended June 30,                               ----------------------
                                    --------------------                             Merger          Normal
                                    2001            2000          Variance         Variance       Operations
                                    ----            ----          --------         --------       ----------
                                                               (In millions)

Operating Revenue                    $2,436          $  771          $1,665          $1,500          $  165
Operating Expense and Other           1,464             474             990             937              53
Depreciation & Amortization             266              40             226             177              49
                                     ------          ------          ------          ------          ------
EBIT                                 $  706          $  257          $  449          $  386          $   63
                                     ======          ======          ======          ======          ======

         Energy Delivery's EBIT increased $449 million for the three months ended June 30, 2001, as compared to the same period in 2000. The merger accounted for $386 million of the variance and normal operations added $63 million. The increase in EBIT from normal operations was primarily attributable to higher customer retention and rate adjustments at PECO aggregating $55 million, lower operating and maintenance expenses at ComEd of $29 million, principally reflecting customer credit and billing process improvements and a decrease in storm restoration and service reliability costs, and the reversal of a $15 million reserve for revenue refunds related to ComEd municipal customers as a result of a favorable FERC ruling. These increases were partially offset by an increase in regulatory asset amortization expense of $51 million related to Competitive Transition Charges (CTC) at PECO.

         The  $165   million   growth  in  operating   revenues  was   primarily
attributable to increased electric revenues of $137 million and additional gas revenues of $28 million.

         ComEd's operating revenues increased $30 million, or 2%, compared to the same period in 2000, excluding the effects of restructuring. Revenues from retail customers increased $14 million, before a $21 million reduction due to a change in recording certain revenue taxes as operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation. This revenue tax change had no effect on EBIT. Retail revenues also reflect the negative effect of the migration of non-residential customers to alternative electric suppliers or the power purchase option. Additionally, the increase in operating revenues reflects a $22 million increase in transmission service revenues and the reversal of a $15 million reserve for revenue refunds to ComEd's municipal customers as the result of a favorable FERC ruling. Revenues from retail customers reflect a consistent amount of total kilowatthour (kWh) sales for the three months ended June 30, 2001 compared to the same 2000 period. Residential sales and small commercial and industrial sales, which increased 3% and 5% respectively, were offset by a 10% decrease in large commercial and industrial sales primarily due to a slowing regional economy.

         PECO's operating revenue increased by $135 million, or 18%, compared to the same period in 2000, excluding the effects of restructuring. The increase in operating revenues was attributable to higher electric revenues of $107 million and additional gas revenues of $28 million. The increase in electric revenues was primarily attributable to $112 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments, partially offset by a decrease of $5 million from unfavorable weather conditions. Total kWh sales to retail customers decreased 2% compared to the same 2000 period. Large commercial and industrial sales decreased 3% and residential sales decreased 1%. These decreases were partially offset by an increase in small commercial and industrial sales of 2%. The increase in regulated gas revenues was primarily attributable to $28 million related to higher natural gas prices, partially offset by a decrease of $2 million related to the elimination of the gross receipts tax on gas sales effective July 1, 2000.


Generation

                                          Three Months                               Components of Variance
                                         Ended June 30,                            -------------------------
                                     ----------------------                         Merger           Normal
                                      2001            2000          Variance       Variance        Operations
                                     ------          ------         --------       --------        ----------
                                                                  (In millions)
Operating Revenue                    $1,618          $  633          $  985          $  781           $  204
Operating Expense and Other           1,416             523             893             757              136
Depreciation & Amortization              76              32              44              26               18
                                     ------          ------          ------          ------           ------
EBIT                                 $  126          $   78          $   48          $   (2)          $   50
                                     ======          ======          ======          ======           ======

         Generation's EBIT increased $48 million for the three months ended June 30, 2001 compared to the same period in 2000. The increase was primarily attributable to normal operations and resulted from higher margins on market and affiliate wholesale energy sales, coupled with a decrease in operating costs at the nuclear plants, partially offset by an $18 million increase in depreciation and amortization expense. During the three months ended June 30, 2001, Generation benefited from increased power marketing activities relative to the comparable prior year period, which contributed to higher margins on energy sales. Lower operating costs were attributable to reductions in the number of employees and decreased utilization of contractors, which offset the effect of an increase in legal reserves. The increase in depreciation and amortization expense primarily reflects a net increase in decommissioning expense of $27 million reflecting the discontinuance of regulatory accounting practices and the extension of depreciable lives of certain nuclear generating stations, partially offset by an $11 million reduction in depreciation expense attributable to the extension of depreciable lives of certain nuclear and fossil generating plants.

         For the three months ended June 30, 2001, Generation's sales were 48,522 gigawatt-hours (GWhs), of which 26,998 GWhs were supplied by Generation's nuclear units, 16,845 GWhs from purchases, 1,808 GWhs from fossil and hydro units and 2,871 GWhs from Generation investments. Approximately 58% of Generation's sales were to ComEd and PECO and the remaining 42% were in the wholesale market.

         Since June 30, 2000, Generation has added 3,034 megawatts (MWs) of new capacity. Generation's nuclear units added 243 MWs through power uprates and 84 MWs through the acquisition of an additional 3.75% of Peach Bottom Atomic Power Station. Exelon's fossil stations added 15 MWs through power uprates. Additional capacity through PPAs added 2,692 MWs. Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 93.6% for the three months ended June 30, 2001 compared to 94.8% in the same 2000 period. Generation's nuclear units' production costs for the three months ended June 30, 2001 were $13.02 per megawatt-hour (MWh) compared to $13.28 per MWh for the same period in 2000.


Enterprises

                                         Three Months                               Components of Variance
                                        Ended June 30,                           --------------------------
                                    ----------------------                         Merger           Normal
                                     2001            2000          Variance       Variance        Operations
                                    ------          ------         --------       --------        ----------
                                                                 (In millions)
Operating Revenue                    $ 546           $ 271           $ 275          $ 130           $ 145
Operating Expense and Other            535             294             241            137             104
Depreciation & Amortization             16               9               7              3               4
                                     -----           -----           -----          -----           -----
EBIT                                 $  (5)          $ (32)          $  27          $ (10)          $  37
                                     =====           =====           =====          =====           =====

         Enterprises' EBIT increased $27 million for the three months ended June 30, 2001 compared to the same period in 2000. Normal operations contributed $37 million of the variance, which was partially offset by a $10 million reduction attributable to the merger. The increase in EBIT from normal operations primarily reflects an $18 million gain on the sale of a communications investment and a $9 million increase in margins at Exelon Energy primarily from operations in Pennsylvania. Enterprises EBIT reflects lower margins in the infrastructure business associated with the significant downturn in the telecommunications industry, partially offset by additional margins associated with infrastructure services acquisitions.

         Enterprises' revenues increased $275 million for the three months ended June 30, 2001 compared to the same period in 2000. Normal operations contributed $145 million and the merger added $130 million. Operating revenues attributable to normal operations increased as a result of acquisitions by Exelon Infrastructure Services and Exelon Services, which increased by $113 million and $68 million, respectively. These increases were partially offset by a $31 million decrease in revenues at Exelon Infrastructure Services due to the downturn in the telecommunications industry resulting in a decline in business volumes and increased price pressure.

         Enterprises' operating expenses increased $241 million for the three months ended June 30, 2001 compared to the same period in 2000. Normal operations accounted for $104 million and the merger added $137 million. Operating expenses attributable to normal operations include incremental costs associated with acquisitions made by Exelon Infrastructure Services and Exelon Services of $91 million and $65 million, respectively. These increases were partially offset by the gain on the sale of a communications investment and lower operating expenses at Exelon Infrastructure Services and Exelon Energy.

         Enterprises' depreciation and amortization expense increased primarily as a result of goodwill amortization related to acquisitions by Exelon Infrastructure Services, Exelon Services and Exelon Energy.


Other Components of Net Income

Interest Charges
Interest charges consist of interest expense and distributions on preferred securities of subsidiaries. Interest charges increased $182 million, or 150%, for the three months ended June 30, 2001. The increase was primarily attributable to $162 million from the effects of the merger, $17 million related to borrowings by Exelon and additional interest expense of $5 million as a result of the issuance of transition bonds in May 2000 to securitize a portion of PECO's stranded cost recovery, partially offset by $2 million of lower interest charges as a result of the reduction of PECO's long-term debt with the proceeds from the securitization.

Income Taxes
The effective income tax rate was 41.9% for the three months ended June 30, 2001 as compared to 38.7% in the same period in 2000. The increase in the effective income tax rate was primarily attributable to goodwill amortization associated with the merger, which is not deductible for tax purposes and a higher effective state income tax rate due to operations in Illinois subsequent to the merger.

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

Net Income and Earnings Per Share
Exelon's net income increased $415 million, or 145%, for the six months ended June 30, 2001, excluding the effect of an extraordinary item and the cumulative effect of a change in accounting principle. Diluted earnings per share on the same basis increased $0.56 per share, or 35%. Net income, inclusive of an extraordinary item and the cumulative effect of a change in accounting principle, increased $406 million, or 132%, for the six months ended June 30, 2001. Diluted earnings per share on the same basis increased $0.49 per share, or 28%. Earnings per share increased less than net income because of an increase in the weighted average shares of common stock outstanding as a result of the issuance of common stock in connection with the merger, partially offset by the repurchase of common stock with the proceeds from PECO's May 2000 stranded cost recovery securitization.


Earnings Before Interest and Income Taxes

EBIT Contribution by Business Segment

                                 Six Months                                      Components of Variance
                               Ended June 30,                                  -------------------------
                         -------------------------                              Merger            Normal
                           2001              2000            Variance          Variance         Operations
                           ----              ----            --------          --------         ----------
                                                          (In millions)
Energy Delivery          $ 1,387           $   594           $   793           $   666           $   127
Generation                   419               117               302                69               233
Enterprises                  (36)              (44)                8               (10)               18
Corporate                    (12)               (1)              (11)               16               (27)
                         -------           -------           -------           -------           -------
Total                    $ 1,758           $   666           $ 1,092           $   741           $   351
                         =======           =======           =======           =======           =======


Energy Delivery

                                           Six Months                                Components of Variance
                                         Ended June 30,                             ------------------------
                                      --------------------                           Merger          Normal
                                      2001            2000          Variance        Variance       Operations
                                      ----            ----          --------        --------       ----------
                                                                 (In millions)

Operating Revenue                    $4,933          $1,620          $3,313          $2,924          $  389
Operating Expense and Other           3,011             945           2,066           1,754             312
Depreciation & Amortization             535              81             454             504             (50)
                                     ------          ------          ------          ------          ------
EBIT                                 $1,387          $  594          $  793          $  666          $  127
                                     ======          ======          ======          ======          ======

         Energy Delivery's EBIT increased $793 million in the six months ended June 30, 2001, as compared to the same period in 2000. The merger accounted for $666 million of the variance and normal operations added $127 million. The increase in EBIT from normal operations was primarily attributable to lower regulatory asset amortization at ComEd of $182 million, higher customer retention and rate adjustments at PECO aggregating $70 million, lower operating and maintenance expenses at ComEd of $34 million, principally associated with customer credit and billing process improvements, and a decrease in storm restoration and service reliability costs, and the reversal of a $15 million reserve for revenue refunds related to ComEd municipal customers as a result of a favorable FERC ruling. These increases were partially offset by an increase in regulatory asset amortization expense of $102 million related to the CTC at PECO and higher fuel and purchased power costs at ComEd of $69 million.

         The  $389   million   growth  in  operating   revenues  was   primarily
attributable to increased electric revenues of $267 million and additional gas revenues of $122 million.

         ComEd's operating revenues increased $52 million, or 2%, compared to the same six-month period in 2000, excluding the effects of restructuring. Revenues from retail customers increased $7 million, before a $44 million reduction due to a change in recording certain revenue taxes as operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation. This revenue tax change had no effect on EBIT. Retail revenues also reflect the negative effect of the migration of non-residential customers to alternative electric suppliers or the power purchase option. Additionally, the increase in operating revenues reflects a $37 million increase in transmission service revenues, the reversal of a $15 million reserve for revenue refunds to ComEd's municipal customers as the result of a favorable FERC ruling, and a $26 million increase in revenues from sales to alternative electric suppliers. Revenues from retail customers reflect a consistent amount of total kWh sales for the six months ended June 30, 2001 as compared to the same 2000 period. Residential sales and small commercial and industrial sales, which both increased 4%, were offset by a 9% decrease in large commercial and industrial sales primarily due to a slowing regional economy.

         PECO's operating revenues increased by $337 million, or 21%, compared to the same six-month period in 2000. The increase in operating revenue was attributable to higher electric revenue of $215 million and additional gas revenue of $122 million. The increase in electric revenues was primarily attributable to $205 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments and an $11 million settlement of competitive transition charges by a large customer. Total kWh sales to retail customers remained consistent with the same 2000 period. Residential sales increased 2% and small commercial and industrial sales increased 3%. These increases were offset by a decrease in large commercial and industrial sales of 3%. The increase in regulated gas revenues was primarily attributable to increases of $108 million related to higher natural gas prices and $10 million as a result of favorable weather conditions, partially offset by $7 million related to the elimination of the gross receipts tax on gas sales effective July 1, 2000.

Generation

                                           Six Months                                Components of Variance
                                         Ended June 30,                             -------------------------
                                      --------------------                           Merger         Normal
                                      2001            2000          Variance        Variance       Operations
                                      ----            ----          --------        --------       ----------
                                                                 (In millions)
Operating Revenue                    $3,246          $1,131          $2,115          $1,475          $  640
Operating Expense and Other           2,660             951           1,709           1,356             353
Depreciation & Amortization             167              63             104              50              54
                                     ------          ------          ------          ------          ------
EBIT                                 $  419          $  117          $  302          $   69          $  233
                                     ======          ======          ======          ======          ======

         Generation's EBIT increased $302 million for the six months ended June 30, 2001 compared to the same period in 2000. The merger accounted for $69 million of the variance. The remaining $233 million increase primarily resulted from higher margins on market and affiliate wholesale energy sales, coupled with decreased operating costs at the nuclear plants, partially offset by additional depreciation and amortization of $54 million. During the first five months of 2001, Generation benefited from increases in wholesale market prices, particularly in the Pennsylvania-New Jersey-Maryland control area (PJM) and Mid-America Interconnected Network (MAIN) regions. Generation also benefited from higher nuclear plant output due to increased capacity factors during the six months ended June 30, 2001. Lower operating costs are attributable to reductions in the number of employees and decreased utilization of contractors which offset the effect of an increase in legal reserves. The increase in depreciation and amortization expense primarily reflects a net increase in decommissioning expense of $63 million reflecting the discontinuance of regulatory accounting practices and the extension of depreciable lives for certain nuclear generating stations, partially offset by an $11 million reduction in depreciation expense attributable to the extension of depreciable lives of certain nuclear and fossil generating stations. The increase in wholesale market prices was primarily driven by significant increases in fossil fuel prices. The large concentration of nuclear generation in the Generation portfolio allowed Exelon to capture the higher prices in the wholesale market for sales to non-affiliates, with minimal increase in fuel prices.

         For the six months ended June 30, 2001, Generation's sales were 96,776 GWhs, of which 54,950 GWhs were supplied by Generation's nuclear units, 32,408 GWhs from purchases, 3,294 GWhs by fossil and hydro units and 6,124 GWhs from Generation investments. Approximately 59% of Generation's sales were to ComEd and PECO and the remaining 41% were into the wholesale market.

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 96.2% for the six months ended June 30, 2001 compared to 95.0% in the same 2000 period. Generation's nuclear units' production costs for the six months ended June 30, 2001 were $12.34 per MWh, compared to $13.78 per MWh for the same period in 2000.

Enterprises

                                             Six Months                                     Components of Variance
                                           Ended June 30,                                 -------------------------
                                     -------------------------                             Merger           Normal
                                       2001              2000            Variance         Variance        Operations
                                       ----              ----            --------         --------        ----------
                                                                       (In millions)
Operating Revenue                    $ 1,213           $   517           $   696          $   239           $   457
Operating Expense and Other            1,218               544               674              243               431
Depreciation & Amortization               31                17                14                6                 8
                                     -------           -------           -------          -------           -------
EBIT                                 $   (36)          $   (44)          $     8          $   (10)          $    18
                                     =======           =======           =======          =======           =======


         Enterprises' EBIT increased $8 million for the six months ended June 30, 2001 compared to the same period in 2000. Normal operations contributed $18 million of the variance, which was partially offset by a $10 million reduction attributable to the merger. The increase in EBIT from normal operations is primarily attributable to $28 million in gains on investments, partially offset by increased wholesale natural gas prices and electric capacity costs at Exelon Energy.

         Enterprises' revenues increased $696 million for the six months ended June 30, 2001 compared to the same period in 2000. Normal operations contributed $457 million and the merger added $239 million. Operating revenues from normal operations increased as a result of acquisitions by Exelon Infrastructure Services and Exelon Services, which increased revenue by $167 million and $156 million, respectively. Exelon Energy's revenue increased $132 million primarily from an acquisition of a retail natural gas marketing company and increases in wholesale natural gas prices compared to the same period in 2000.

         Enterprises' operating expense increased $674 million for the six months ended June 30, 2001 compared to the same period in 2000. Unicom contributed $243 million and normal operations added $431 million. Operating expenses from normal operations included $145 million and $149 million as a result of acquisitions made by Exelon Infrastructure Services and Exelon Services, respectively. The remainder of the operating expense increase related to Exelon Energy's retail natural gas marketing company acquisition and higher first quarter 2001 expenses at Exelon Infrastructure Services. These increases were partially offset by gains on investments.

         Enterprises' depreciation and amortization expense increased primarily as a result of goodwill amortization related to acquisitions by Exelon Infrastructure Services, Exelon Services and Exelon Energy.

Other Components of Net Income

Interest Charges
Interest charges increased $376 million, or 163%, for the six months ended June 30, 2001. The increase was primarily attributable to $326 million from the effects of the merger, $41 million related to borrowings by Exelon and additional interest of $21 million as a result of the issuance of transition bonds in May 2000 to securitize a portion of PECO's stranded cost recovery, partially offset by $12 million of lower interest charges as a result of the reduction of PECO's long-term debt with the proceeds from the securitization.

Income Taxes
The effective income tax rate was 41.5% for the six months ended June 30, 2001 as compared to 38.0% for the same period in 2000. The increase in the effective income tax rate was primarily attributable to goodwill amortization associated with the merger which is not deductible for tax purposes and a higher effective state income tax rate due to operations in Illinois subsequent to the merger.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2001, Exelon adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), as amended, resulting in a benefit of $20 million ($12 million, net of income taxes). On January 1, 2000, Exelon recorded a benefit of $40 million ($24 million, net of income taxes) representing the cumulative effect of a change in accounting method for nuclear outage costs by PECO in conjunction with the synchronization of accounting policies in connection with the merger.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the six-month period ended June 30, 2001 were $1,889 million as compared to $334 million for the same 2000 period. The increase was primarily attributable to depreciation and amortization of $711 million, changes in working capital of $483 million and net income of $406 million.

         Cash flows used in investing activities for the six-month period ended June 30, 2001 were $934 million as compared to $449 million for the same 2000 period. The increase was attributable to capital expenditures of $615 million partially offset by lower Enterprises acquisitions and investments of $130 million.

         Cash flows used in financing activities were $321 million for the six-month period ended June 30, 2001 as compared to cash flows provided by financing activities of $154 million for the same 2000 period. The decrease in cash flows from financing activities was primarily attributable to additional debt service of $234 million and additional payments of dividends on common stock of $224 million. The common stock dividends of $312 million cover the period from October 20, 2000, the date of the merger, through May 15, 2001.

         At June 30, 2001, Exelon's capital structure consisted of 63% of long-term debt of Exelon and subsidiaries, 32% common stock, 2% notes payable and 3% preferred securities of subsidiaries. Long-term debt included $7.2 billion of securitization debt constituting obligations of certain consolidated special purpose entities, representing 31% of capitalization.

         At June 30, 2001, Exelon had outstanding $424 million of notes payable consisting principally of commercial paper. For the six months ended June 30, 2001, the average interest rate on notes payable was approximately 5.4%. Certain of the credit agreements to which Exelon, ComEd and PECO are a party require each of them to maintain a debt to total capitalization ratio of 65% or less (excluding securitization debt and for PECO, the receivable from parent recorded in PECO's shareholders' equity). At June 30, 2001, the debt to total capitalization ratios on that basis for Exelon, ComEd and PECO were 50%, 46%, and 36%, respectively.

         On May 8, 2001, Exelon issued $500 million of unsecured senior notes with a maturity date of May 1, 2011 and an interest rate of 6.75%. On June 11, 2001, Generation issued $700 million of unsecured senior notes with a maturity date of June 15, 2011 and an interest rate of 6.95%. The proceeds from these financings were used to repay a $1.2 billion term loan.

COMMONWEALTH EDISON COMPANY
---------------------------

GENERAL

On October 20, 2000, ComEd became a 99.9% owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and ComEd's former parent, Unicom. Effective January 1, 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon Corporation - General for information about Exelon's corporate restructuring. As a result of the merger, ComEd's consolidated financial information for the period after the merger has a different cost basis than in previous periods. Material variances caused by the different cost basis and restructuring have been disclosed where applicable. The restructuring has had a significant impact on all components of ComEd's results of operations. The estimated impact of the restructuring set forth herein reflects the effects of removing the operations related to ComEd's nuclear generating stations and obtaining energy and capacity from Generation under the terms of the PPA for the three and six months ended June 30, 2000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Significant Operating Trends

                                                      Three Months Ended                       Components of Variance
                                                            June 30,                 --------------------------------------------
                                                     ----------------------          Restructuring       Normal
                                                     2001              2000             Impact         Operations           Total
                                                     ----              ----             ------         ----------           -----
                                                                                    (In millions)
Operating Revenues                                 $ 1,530           $ 1,711           $  (211)          $    30           $  (181)

Fuel and Purchased Power                               586               470               100                16               116
Operating and Maintenance                              248               526              (249)              (29)             (278)
Depreciation and Amortization                          168               224               (79)               23               (56)
Taxes Other Than Income                                 69               125               (34)              (22)              (56)
                                                   -------           -------           -------           -------           -------
     Total Operating Expenses                        1,071             1,345              (262)              (12)             (274)
                                                   -------           -------           -------           -------           -------

Operating Income                                       459               366                51                42                93
                                                   -------           -------           -------           -------           -------

Interest Expense                                      (143)             (139)               10               (14)               (4)
Provision for Dividends on Company-
     Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary
     Trusts Holding Solely the Company's
     Subordinated Debt Securities                       (7)               (7)               --                --                --
Other, Net                                              22                47                --               (25)              (25)
                                                   -------           -------           -------           -------           -------

Income Before Income Taxes and
    Extraordinary Items                                331               267                61                 3                64

Income Taxes                                           149                89                29                31                60
                                                   -------           -------           -------           -------           -------

Net Income Before Extraordinary Items                  182               178                32               (28)                4
Extraordinary Items (net of income taxes)               --                (1)               --                 1                 1
                                                   -------           -------           -------           -------           -------
Net Income                                             182               177                32               (27)                5
Preferred and Preference Stock Dividends                --                (1)               --                 1                 1
                                                   -------           -------           -------           -------           -------
Net Income on Common Stock                         $   182           $   176           $    32           $   (26)          $     6
                                                   =======           =======           =======           =======           =======

Net Income
Net income decreased $36 million, or 17%, as compared to the same period in 2000, excluding the effects of restructuring, an extraordinary item and non-recurring merger costs. Net income increased $5 million, or 3%, after reflecting the effects of the $32 million restructuring impact, the $1 million extraordinary item, and $13 million of non-recurring merger costs ($8 million, net of tax) incurred for the three months ended June 30, 2000.

Operating Revenues
Operating revenues increased $30 million, or 2%, for the three months ended June 30, 2001, compared to the same 2000 period, excluding the effects of restructuring. Revenues from retail customers increased $14 million, before a $21 million reduction due to a change in recording certain revenue taxes as operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation. Retail revenues also reflect the negative effect of the migration of non-residential customers to alternative electric suppliers or the power purchase option. Additionally, the increase in operating revenues reflects a $22 million increase in transmission service revenues and the reversal of a $15 million reserve for revenue refunds to ComEd's municipal customers as the result of a favorable FERC ruling.

         Revenues from retail customers reflect a consistent amount of total kWh sales for the three months ended June 30, 2001 as compared to the same 2000 period. Residential sales and small commercial and industrial sales, which increased 3% and 5% respectively, were offset by a 10% decrease in large commercial and industrial sales primarily due to a slowing regional economy. As of June 30, 2001, approximately 14,000 retail customers had elected to purchase energy from alternative electric suppliers or the power purchase option, compared to approximately 7,000 customers as of June 30, 2000. Delivered kWhs to such customers increased from approximately 3.2 billion to 4.6 billion, or from 16% to 23% of total quarterly retail sales.

Fuel and Purchased Power Expense
Fuel and purchased power expense increased $16 million, or 3%, compared to the same 2000 period, excluding the effects of restructuring. The increase in fuel and purchased power expense was primarily attributable to a slight increase in the weighted average on-peak/off-peak cost per MWh.

Operating and Maintenance Expense
Operating and maintenance (O&M) expense decreased $29 million or 10% compared to the same 2000 period, excluding the effects of restructuring. The decrease in O&M expense is primarily related to a $15 million decrease in customer credit and billing costs due to process improvements and a $20 million decrease in storm restoration and service reliability costs, partially offset by higher administrative and general costs.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $23 million, or 16%, compared to the same 2000 period, excluding the effects of restructuring. The increase in depreciation and amortization expense was primarily attributable to goodwill amortization of $32 million and an $8 million increase in depreciation expense from increased plant in service due to continued transmission and distribution capital improvements, partially offset by a $17 million decrease in regulatory asset amortization.

Taxes Other Than Income
Taxes other than income decreased $22 million, or 24%, compared to the same 2000 period, excluding the effects of restructuring. The decrease in taxes other than income was primarily attributable to the effect of the change in municipal utility taxes from operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation.

Interest Charges
Interest charges consist of interest expense and provisions for dividends on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. Interest charges increased $14 million, or 10%, compared to the same 2000 period, excluding the effects of restructuring. The increase was primarily due to increased interest accrued on estimated tax liabilities.

Other Income and Deductions
Other income and deductions, excluding interest charges, decreased $25 million, or 53%, compared to the same 2000 period. The decrease was primarily attributable to less interest income in 2001 reflecting a $850 million reduction in notes receivable from an affiliate, Unicom Investment, Inc., in the fourth quarter of 2000.

Income Taxes
The effective income tax rate was 45% for the three months ended June 30, 2001, compared to 33.3% for the same 2000 period. The increase in the effective tax rate was primarily attributable to goodwill amortization in 2001, which is not deductible for tax purposes, and lower investment tax credit amortization resulting from the application of purchase accounting in connection with the merger.

Extraordinary Items
Extraordinary charges aggregating $2 million ($1 million, net of income taxes) were incurred for the three months ended June 30, 2000, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Significant Operating Trends

                                                        Six Months Ended                       Components of Variance
                                                            June 30,                ---------------------------------------------
                                                    ------------------------        Restructuring         Normal
                                                     2001              2000             Impact          Operations          Total
                                                     ----              ----             ------          ----------          -----
                                                                                     (In millions)
Operating Revenues                                 $ 2,976           $ 3,274           $  (350)          $    52           $  (298)

Fuel and Purchased Power                             1,195               796               330                69               399
Operating and Maintenance                              466               986              (486)              (34)             (520)
Depreciation and Amortization                          334               596              (158)             (104)             (262)
Taxes Other Than Income                                141               262               (65)              (56)             (121)
                                                   -------           -------           -------           -------           -------
     Total Operating Expenses                        2,136             2,640              (379)             (125)             (504)
                                                   -------           -------           -------           -------           -------

Operating Income                                       840               634                29               177               206
                                                   -------           -------           -------           -------           -------

Interest Expense                                      (284)             (282)               20               (22)               (2)
Provision for Dividends on Company-
     Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary
     Trusts Holding Solely the Company's
     Subordinated Debt Securities                      (15)              (14)               --                (1)               (1)
Other, Net                                              59               183                --              (124)             (124)
                                                   -------           -------           -------           -------           -------

Income Before Income Taxes and
    Extraordinary Items                                600               521                49                30                79

Income Taxes                                           271               134                28               109               137
                                                   -------           -------           -------           -------           -------

Net Income Before Extraordinary Items                  329               387                21               (79)              (58)
Extraordinary Items (net of income taxes)               --                (4)               --                 4                 4
                                                   -------           -------           -------           -------           -------
Net Income                                             329               383                21               (75)              (54)
Preferred and Preference Stock Dividends                --                (2)               --                 2                 2
                                                   -------           -------           -------           -------           -------
Net Income on Common Stock                         $   329           $   381           $    21           $   (73)          $   (52)
                                                   =======           =======           =======           =======           =======


Net Income
Net income decreased $89 million, or 21%, as compared to the same period in 2000, excluding the effects of restructuring, an extraordinary item and non-recurring merger costs. Net income decreased $54 million, or 14%, after reflecting the effects of the $21 million restructuring impact, the $4 million extraordinary item, and $17 million of non-recurring merger costs ($10 million, net of tax) incurred for the six months ended June 30, 2000.

Operating Revenues
Operating revenues for the six months ended June 30, 2001 increased $52 million, or 2%, compared to the same period in 2000, excluding the effects of restructuring. Revenues from retail customers increased $7 million, before a $44 million reduction due to a change in recording certain revenue taxes as operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation. Retail revenues also reflect the negative effect of the migration of non-residential customers to alternative electric suppliers or the power purchase option. Additionally, the increase in operating revenues reflects a $37 million increase in transmission service revenues, the reversal of a $15 million reserve for revenue refunds to ComEd's municipal customers as the result of a favorable FERC ruling, and a $26 million increase in revenues from sales to alternative electric suppliers.

         Revenues from retail customers reflect a consistent amount of total KWh sales for the six months ended June 30, 2001, as compared to the same 2000 period. Residential sales and small commercial and industrial sales, which both increased 4%, were offset by a 9% decrease in large commercial and industrial sales primarily due to a slowing regional economy. As of June 30, 2001, approximately 14,000 retail customers had elected to purchase energy from alternative electric suppliers or the power purchase option, compared to approximately 7,000 customers as of June 30, 2000. Delivered kWhs to such customers increased from approximately 5.8 billion to 8.7 billion, or 14% to 21% of total retail sales for the six-month period.

Fuel and Purchased Power Expense
Fuel and purchased power expense for the six months ended June 30, 2001 increased $69 million, or 6%, compared to the same period in 2000, excluding the effects of restructuring. The increase in fuel and purchased power expense was primarily attributable to increases in MWhs purchased and the weighted average on-peak/off-peak cost per MWh.

Operating and Maintenance Expense
O&M expense for the six months ended June 30, 2001 decreased $34 million, or 7%, compared to the same period in 2000, excluding the effects of restructuring. The decrease in O&M expense is primarily related to a $30 million decrease in customer credit and billing costs due to process improvements and a $26 million decrease in storm restoration and service reliability costs, partially offset by higher administrative and general costs.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $104 million, or 24%, compared to the same period in 2000, excluding the effects of restructuring. Regulatory asset amortization decreased $182 million primarily due to the settlement of the common stock forward purchase arrangement in the first quarter of 2000, partially offset by goodwill amortization of $65 million and an increase in depreciation expense of $13 million from increased plant in service due to continued transmission and distribution capital improvements.


Taxes Other Than Income
Taxes other than income decreased $56 million, or 28%, from the same period in 2000, excluding the effects of restructuring. The decrease in taxes other than income was primarily attributable to the effect of the change in municipal utility taxes from operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation.

Interest Charges
Interest charges increased $23 million, or 8%, compared to the same period in 2000, excluding the effects of restructuring. The increase was primarily due to increased interest accrued on estimated tax liabilities.

Other Income and Deductions
Other income and deductions, excluding interest charges, decreased $124 million, or 68%, compared to the same period in 2000. The decrease was primarily attributable to the $113 million gain on the forward share repurchase arrangement recognized during the first quarter of 2000 and a $49 million reduction in interest income in 2001 reflecting a $850 million reduction in notes receivable from an affiliate, Unicom Investment, Inc., in the fourth quarter of 2000, partially offset by the $38 million loss on the sale of Cotter Corporation, a ComEd subsidiary, recognized during the first quarter of 2000.

Income Taxes
The effective income tax rate was 45.2% for the six months ended June 30, 2001, compared to 25.7% for the same period in 2000. The increase in the effective tax rate was primarily attributable to the effects of the gain on the forward share repurchase arrangement recorded in the first quarter of 2000, which was not recognized for tax purposes, goodwill amortization in 2001, which is not deductible for tax purposes, and lower investment tax credit amortization resulting from the application of purchase accounting in connection with the merger.

Extraordinary Items
Extraordinary charges aggregating $6 million ($4 million, net of income taxes) were incurred for the six-month period ended June 30, 2000, and consisted of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.



LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations were $998 million for the six months ended June 30, 2001 compared to $177 million for the same six months in 2000. The increase in cash flows was primarily attributable to a $1,111 million increase in working capital due to a decrease in income tax payments from the first quarter of 2000, which included tax payments related to the 1999 gain on the sale of fossil plants, partially offset by $290 million in lower cash flows from other operating activities following the transfer of assets to Generation.

         Cash flows used in investing activities were $336 million for the six months ended June 30, 2001 compared to $678 million for the same six months in 2000. The decrease in cash flows used in investing activities in 2001 was primarily attributable to lower plant investment as a result of the transfer of assets to Generation and a $122 million increase in payables to affiliates.

         Cash flows used in financing activities were $337 million for the six months ended June 30, 2001 compared to $485 million for the same six months in 2000. The decrease in cash flows used in financing activities in 2001 was primarily attributable to $70 million of mandatorily redeemable preferred stock retirements and $35 million in nuclear fuel principal payments in the first six months of 2000.

         Effective January 1, 2001, Exelon contributed to ComEd a $1.0 billion non-interest bearing receivable for the purpose of funding future income tax payments resulting from the collection of instrument funding charges. See ITEM
1. Financial Statements - Note 12 - Related-Party Transactions.

         At June 30, 2001, ComEd's capital structure, excluding the deduction from shareholders' equity of the $1.0 billion receivable from Exelon, consisted of 53% long-term debt, 45% of common stock, and 2% of preferred securities of subsidiaries. Long-term debt included $2.5 billion of transitional trust notes constituting obligations of certain consolidated special purpose entities representing 18% of capitalization.

         ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. ComEd, along with Exelon and PECO, entered into a $2 billion unsecured revolving credit facility with a group of banks. ComEd has a $200 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $200 million commercial paper program. The credit facility requires ComEd to maintain a debt to total capitalization ratio of 65% or less (excluding transitional trust notes). At June 30, 2001, ComEd's debt to total capitalization ratio on that basis was 46%. At June 30, 2001, ComEd had no short-term borrowings.

PECO ENERGY COMPANY
-------------------

GENERAL

On October 20, 2000, PECO became a wholly owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and Unicom. Effective January 1, 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon Corporation - General for information about Exelon's corporate restructuring. The restructuring has had a significant impact on all components of PECO's results of operations. As part of the restructuring, the non-regulated operations and related assets and liabilities previously included in PECO's Generation and Enterprises business segments were transferred to separate subsidiaries of Exelon. As a result, effective January 1, 2001, PECO operates in a single business segment, Energy Delivery, and its operations consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and its natural gas distribution business in the Pennsylvania counties surrounding the City of Philadelphia.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Significant Operating Trends

                                                       Three Months Ended                      Components of Variance
                                                             June 30,              -------------------------------------------
                                                    ------------------------       Restructuring       Normal
                                                      2001             2000            Impact        Operations          Total
                                                      ----             ----            ------        ----------          -----
                                                                                    (In millions)

Operating Revenues                                  $   906          $ 1,385          $  (614)         $   135          $  (479)

Fuel and Purchased Power                                394              476             (176)              94              (82)
Operating and Maintenance                               126              456             (325)              (5)            (330)
Depreciation and Amortization                            99               81              (41)              59               18
Taxes Other Than Income                                  41               63              (17)              (5)             (22)
                                                    -------          -------          -------          -------          -------
Total Operating Expenses                                660            1,076             (559)             143             (416)
                                                    -------          -------          -------          -------          -------

Operating Income                                        246              309              (55)              (8)             (63)
                                                    -------          -------          -------          -------          -------

Interest Expense                                       (117)            (116)              13              (14)              (1)
Company-Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership,
     which holds Solely Subordinated
     Debentures of the Company                           (2)              (2)              --               --               --
Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net                      --               (1)               1               --                1
Other, Net                                                2                7               (4)              (1)              (5)
                                                    -------          -------          -------          -------          -------

Income Before Income Taxes and
     Extraordinary Item                                 129              197              (45)             (23)             (68)

Income Taxes                                             44               75              (15)             (16)             (31)
                                                    -------          -------          -------          -------          -------

Net Income Before Extraordinary Item                     85              122              (30)              (7)             (37)
Extraordinary Item (net of income taxes)                 --               (3)               3               --                3
                                                    -------          -------          -------          -------          -------
Net Income                                               85              119              (27)              (7)             (34)
Preferred Stock Dividends                                (3)              (3)              --               --               --
                                                    -------          -------          -------          -------          -------
Net Income on Common Stock                          $    82          $   116          $   (27)         $    (7)         $   (34)
                                                    =======          =======          =======          =======          =======

Net Income
Net income decreased $7 million, or 8%, for the three months ended June 30, 2001, excluding the effects of the restructuring as compared to the same 2000 period.

Operating Revenue

Operating revenue for the three months ended June 30, 2001 increased $135 million, or 18%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in operating revenue was attributable to higher electric revenue of $107 million and additional gas revenue of $28 million. The increase in electric revenue was primarily attributable to $112 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments, partially offset by a decrease of $5 million from unfavorable weather conditions. Total kWh sales to retail customers decreased 2% compared to the same 2000 period. Large commercial and industrial sales decreased 3% and residential sales decreased 1%. These decreases were partially offset by an increase in small commercial and industrial sales of 2%. The increase in regulated gas revenues was primarily attributable to $28 million related to higher natural gas prices, partially offset by a decrease of $2 million related to the elimination of the gross receipts tax on gas sales effective July 1, 2000.

Fuel and Purchased Power Expense
Fuel and purchased power expense for the three months ended June 30, 2001 increased $94 million, or 31%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in fuel and purchased power expense was primarily attributable to $57 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier, $29 million from increased prices related to gas and $12 million in additional PJM ancillary charges.

Operating and Maintenance Expense
O&M expense for the three months ended June 30, 2001 decreased $5 million, or 4%, as compared to the same 2000 period, excluding the effects of the restructuring. The decrease in O&M expense was primarily attributable to a $6 million reduction in employee fringe benefits expense.

Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended June 30, 2001 increased $59 million, or 148%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to $51 million of additional amortization of PECO's CTC and an $8 million increase in depreciation expense associated with additional plant in service. The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Pennsylvania Competition Act).

Taxes Other Than Income
Taxes other than income for the three months ended June 30, 2001 decreased $5 million, or 11%, as compared to the same 2000 period, excluding the effects of the restructuring. The decrease was attributable to $3 million from the reduction of the gross receipts tax rate on electric sales in 2001 and $2 million related to the elimination of gross receipts tax on gas sales effective July 1, 2000.

Interest Charges
Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS). Interest charges for the three months ended June 30, 2001 increased $14 million, or 14%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to interest of $5 million on the additional transition bonds issued in May 2000 to securitize a portion of PECO's stranded cost recovery and interest expense related to a loan from an affiliate in 2001 of $2 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
As part of the corporate restructuring, PECO's unconsolidated affiliates were transferred to Generation and Enterprises.

Other Income and Deductions
Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates for the three months ended June 30, 2001 decreased by $1 million, as compared to the same 2000 period, excluding the effects of the restructuring.

Income Taxes
The effective tax rate was 34.1% for the three months ended June 30, 2001 as compared to 38.1% for the same 2000 period. The decrease in the effective income tax rate was primarily attributable to tax benefits associated with the implementation of state tax planning strategies.

Preferred Stock Dividends
Preferred stock dividends for the three months ended June 30, 2001 were consistent with the same 2000 period.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Significant Operating Trends

                                                    Six Months Ended          Components of Variance
                                                         June 30,       -----------------------------------
                                                    ----------------    Restructuring    Normal
                                                     2001       2000       Impact      Operations     Total
                                                     ----       ----       ------      ----------     -----
                                                                       (In millions)

Operating Revenues                                  $1,957     $2,738     $(1,118)         $337      $(781)

Fuel and Purchased Power                               882        939        (332)          275        (57)
Operating and Maintenance                              258        847        (599)           10       (589)
Depreciation and Amortization                          200        161         (80)          119         39
Taxes Other Than Income                                 84        130         (38)           (8)       (46)
                                                   -------    -------      ------         -----    -------
Total Operating Expenses                             1,424      2,077      (1,049)          396       (653)
                                                   -------    -------      ------         -----    -------

Operating Income                                       533        661         (69)          (59)      (128)
                                                   -------    -------      ------         -----    -------

Interest Expense                                      (227)      (220)         28           (35)        (7)
  Company-Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership,
     which holds Solely Subordinated
     Debentures of the Company                          (5)        (5)         --            --         --
Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net                     --          3          (3)           --         (3)
Other, Net                                              18         29         (21)           10        (11)
                                                   -------    -------      ------         -----    -------

Income Before Income Taxes, Extraordinary Item
     and Cumulative Effect of a Change of
     Accounting Principle                              319        468         (65)          (84)      (149)

Income Taxes                                           112        176         (22)          (42)       (64)
                                                   -------    -------      ------         -----    -------

Net Income Before Extraordinary Item and
     Cumulative Effect of a Change of
     Accounting Principle                              207        292         (43)          (42)       (85)
Extraordinary Item (net of income taxes)                --         (3)          3            --          3
Cumulative Effect of a Change
     of Accounting Principle                            --         24         (24)           --        (24)
                                                   -------    -------      ------         -----    -------
Net Income                                             207        313         (64)          (42)      (106)
Preferred Stock Dividends                               (5)        (5)         --            --         --
                                                   -------    -------      ------         -----    -------
Net Income on Common Stock                         $   202    $   308      $  (64)        $ (42)   $  (106)
                                                   =======    =======      ======         =====    =======


Net Income
Net income decreased $42 million, or 17%, for the six months ended June 30, 2001, excluding the effects of the restructuring as compared to the same 2000 period.

Operating Revenue
Operating revenue for the six months ended June 30, 2001 increased $337 million, or 21%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in operating revenue was attributable to higher electric revenue of $215 million and additional gas revenue of $122 million. The increase in electric revenue was primarily attributable to $205 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments and an $11 million settlement of competitive transition charges by a large customer. Total kWh sales to retail customers remained consistent compared to the same 2000 period. Residential sales increased 2% and small commercial and industrial sales increased 3%. These increases were offset by a decrease in large commercial and industrial sales of 3%. The increase in regulated gas revenue was primarily attributable to increases of $108 million related to higher natural gas prices and $10 million as a result of favorable weather conditions, partially offset by $7 million related to the elimination of the gross receipts tax on gas sales effective July 1, 2000.

Fuel and Purchased Power Expense
Fuel and purchased power expense for the six months ended June 30, 2001 increased $275 million, or 45%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in fuel and purchased power expense was primarily attributable to $135 million from customers in
Pennsylvania selecting or returning to PECO as their electric generation supplier, $97 million from increased prices related to gas, $23 million in additional PJM ancillary charges and $9 million as a result of favorable weather conditions.

Operating and Maintenance Expense
O&M expense for the six months ended June 30, 2001 increased $10 million, or 4%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in O&M expense was primarily attributable to $6 million of incremental costs related to a storm in the first quarter of 2001 and $4 million associated with the write-off of excess and obsolete inventory.

Depreciation and Amortization Expense
Depreciation and amortization expense for the six months ended June 30, 2001 increased $119 million, or 147%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to $102 million of additional amortization of PECO's CTC and a $17 million increase in depreciation expense associated with additional plant in service. The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income
Taxes other than income for the six months ended June 30, 2001 decreased $8 million, or 9%, as compared to the same 2000 period, excluding the effects of the restructuring. The decrease was primarily attributable to the elimination of gross receipts tax on gas sales effective July 1, 2000.

Interest Charges
Interest charges for the six months ended June 30, 2001 increased $35 million, or 18%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to interest of $21 million on the additional transition bonds issued in May 2000 to securitize a portion of PECO's stranded cost recovery and interest expense related to a loan from an affiliate in 2001 of $8 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
As part of the corporate restructuring, PECO's unconsolidated affiliates were transferred to Generation and Enterprises.

Other Income and Deductions
Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates for the six months ended June 30, 2001 increased by $10 million as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to a gain on the settlement of an interest rate swap of $6 million and the favorable settlement of a customer contract of $3 million.

Income Taxes
The effective tax rate was 35.1% for the six months ended June 30, 2001 as compared to 37.6% for the same 2000 period. The decrease in the effective tax rate was primarily attributable to tax benefits associated with the implementation of state tax planning strategies.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2000, PECO recorded a benefit of $40 million ($24 million, net of tax) representing the cumulative effect of a change in accounting method for nuclear outage costs in conjunction with the synchronization of accounting policies in connection with the merger.

Preferred Stock Dividends
Preferred stock dividends for the six months ended June 30, 2001 were consistent with the same 2000 period.



LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations were $321 million for the six months ended June 30, 2001 as compared to $339 million in the same 2000 period. The decrease was attributable to less cash generated by operations of $94 million, partially offset by an increase in working capital of $76 million.

         Cash flows used in investing activities were $87 million for the six months ended June 30, 2001 as compared to $449 million in the same 2000 period. The decrease was attributable to lower capital expenditures of $165 million, a decrease in other investing activities of $106 million and the acquisition of four infrastructure services businesses in 2000 of $91 million.

         Cash flows used in financing activities were $257 million for the six months ended June 30, 2001 as compared to cash flows provided by financing activities of $149 million for the same period in 2000. The decrease in cash flows from financing activities was primarily attributable to short-term debt repayments of $122 million as compared to borrowings of $189 million in the same 2000 period and debt service including refinancings of $120 million. Cash flows from financing activities in 2000 includes net proceeds of $120 million from the securitization of $1 billion of stranded cost recovery in May 2000 and the use of related proceeds, partially offset by $61 million of debt service. These decreases were partially offset by $75 million of borrowings from affiliates and $31 million of proceeds from the settlement of interest rate swaps.

         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion non-interest bearing receivable for the purpose of funding future income tax payments resulting from collection of intangible transition charges. See ITEM 1. Financial Statements - Note 12 - Related-Party Transactions.

         At June 30, 2001, PECO's capital structure, excluding the deduction from shareholders' equity of the $2.0 billion receivable from Exelon, consisted of 25% common equity, 1% notes payable, 3% preferred stock and COMRPS (which comprised 1% of PECO's total capitalization structure), and 71% long-term debt including transition bonds issued by PECO Energy Transition Trust (PETT). Long-term debt included $4.7 billion of transition bonds representing 54% of capitalization.

         PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. PECO, along with Exelon and ComEd, entered into a $2 billion unsecured revolving credit facility with a group of banks. PECO has an $800 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $800 million commercial paper program. This credit facility requires PECO to maintain a debt to total capitalization ratio of 65% or less (excluding transition bonds and the receivable from parent recorded in PECO's shareholders' equity). As a result of the corporate restructuring, at June 30, 2001, PECO's debt to total capitalization ratio on that basis was 36%. At June 30, 2001, PECO had outstanding $41 million of notes payable consisting principally of commercial paper.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EXELON
------

Exelon's activities expose it to a variety of market risks primarily related to the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by Exelon as an integral part of its overall risk-management program.

         Exelon's commodity-price risk management strategy includes the use of derivatives to minimize significant, unanticipated earnings and cash flow fluctuations caused by commodity-price volatility. Exelon utilizes contracts for the forward purchase and sale of energy and energy-related commodities to manage its generation and physical delivery obligations to its retail and wholesale customers. Energy option contracts and energy and energy-related swap agreements are used to limit the price risk associated with these forward contracts.

         Exelon's interest-rate risk management strategy includes the use of derivative instruments to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest-rate volatility. Exelon uses a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. Interest-rate swaps may be used to adjust exposure when deemed appropriate, based on market conditions. These strategies are employed to minimize the cost of capital.

         By using derivative financial instruments to hedge exposures to changes in energy prices and interest rates, Exelon exposes itself to credit risk and market risk. Credit risk is the risk of a counterparty failing to perform according to contract terms. When the value of a contract is positive, the counterparty owes Exelon, which creates repayment risk for Exelon. When the value of a derivative contract is negative, Exelon owes the counterparty and, therefore, the derivative contract does not create repayment risk. Exelon minimizes the credit (or repayment) risk by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of exposure to each counterparty, (3) monitoring the financial condition of its counterparties, and
(4) seeking credit enhancements to improve counterparty credit quality.

         Market risk is the effect on the value of Exelon's commitments that result from a change in interest rates or commodity prices. The market risk associated with interest-rate, energy and energy-related contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

         Exelon's derivatives activities are subject to the management, direction, and control of the corporate Risk Management Committee (RMC). The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of Exelon's derivative activities. The RMC (1) sets forth risk management philosophy and objectives through a corporate policy and (2) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. On January 1, 2001, Exelon recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $44 million, net of income taxes, in accumulated other comprehensive income, a component of shareholders' equity to reflect the initial adoption of SFAS No. 133, as amended.

         During the three and six months ended June 30, 2001, Exelon recognized net gains of $5 million ($3 million, net of income taxes) and $22 million ($13 million, net of income taxes), respectively, relating to mark-to-market (MTM) adjustments of certain power purchase and sale contracts pursuant to SFAS No.
133. MTM adjustments on power purchase contracts are reported in fuel and purchased power and MTM adjustments on power sale contracts are reported as operating revenues in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and six months ended June 30, 2001, Exelon recognized net losses aggregating $6 million ($4 million net of income taxes) on derivative instruments entered into for trading purposes. Exelon commenced financial trading in the second quarter of 2001. These losses are reported as other income and deductions in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and six months ended June 30, 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions no longer being probable. For the six months ended June 30, 2001, $6 million ($4 million after taxes) was reclassified from accumulated other comprehensive income into earnings as a result of forecasted financing transactions no longer being probable.

PECO
----
Interest Rate Risk

         PECO has entered into interest rate swaps to manage interest rate exposure associated with two classes of floating rate transition bonds issued to securitize stranded cost recovery. At June 30, 2001, these interest rate swaps had a fair market value exposure of $12 million based on the present value difference between the contract and market rates at June 30, 2001.

         The aggregate fair value exposure of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at June 30, 2001 is estimated to be $15 million. If the derivative instruments had been terminated at June 30, 2001, this estimated fair value represents the amount to be paid by PECO to the counterparties.

         The aggregate fair value exposure of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at June 30, 2001 is estimated to be $8 million. If the derivative instruments had been terminated at June 30, 2001, this estimated fair value represents the amount to be paid by PECO to the counterparties.

         In connection with the refinancing of a portion of PETT's two variable rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of a forward starting interest rate swap resulting in a $6 million gain which is reflected in other income. Also in connection with the refinancing, PECO settled a portion of the interest rate swaps and the remaining portion of the forward starting interest rate swaps resulting in net gains of $25 million which were deferred and are being amortized over the expected remaining lives of the related debt.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in Exelon's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K), on May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative, Inc. (Cajun), filed an action claiming breach of contract against PECO in the United States District Court for the Middle District of Louisiana arising out of PECO's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant and seeking damages of $50 million, plus interest and consequential damages. Trial is scheduled to commence on September 10, 2001. In connection with the corporate restructuring, the responsibility for any liablility related to this matter was transferred to Generation.

         As previously reported in Exelon's 2000 Form 10-K, Exelon is involved in tax appeals challenging the assessed value of two of Generation's nuclear facilities, Limerick Generating Station (Montgomery County, PA) and Peach Bottom Atomic Power Station (Peach Bottom) (York County, PA). AmerGen is involved in a tax appeal challenging the assessed value of Unit No. 1 at Three Mile Island Nuclear Station (Dauphin County). As of January 11, 2001, Exelon and the Montgomery County taxing authorities entered into a stipulation agreement providing for partial payment of the taxes pending the interim determination of the appeal. As of March 29, 2001, AmerGen and the York County taxing authorities entered into a stipulation agreement providing for partial payment of the taxes pending the interim determination of the appeal.

         During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict, and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16 million in various damages. Cotter will appeal the verdict.

         In November 2000, another trial involving a separate sub-group of 13 plaintiffs, seeking $19 million in damages plus interest was completed in federal district court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs, but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. The plaintiffs appealed the verdict to the Tenth Circuit Court of Appeals.

         On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of these actions, as well as any liability arising in connection with the West Lake Landfill discussed in the next paragraph. In connection with the corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred to Generation.

         The United States Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), is reviewing a draft feasibility study that recommends capping the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of remediation for the site are $10-15 million. Once a final feasibility study is complete and a remedy selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Until an agreement is reached, Exelon cannot predict its share of the costs.

         As previously reported in Exelon's 2000 Form 10-K, and Exelon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (March 2001 Form 10-Q), three of ComEd's wholesale municipal customers filed a complaint and request for refund with the United States Federal Energy Regulatory Commission
(FERC) alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order granting rehearing in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. On June 29, 2001, FERC denied the customers' requests for rehearing of the order granting rehearing. The April 30, 2001 FERC order is subject to appeal to the federal circuit court.

         As  previously  reported in Exelon's  2000 Form 10-K and the March 2001
Form 10-Q, in August 1999, three class action lawsuits were filed and subsequently consolidated in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses from ComEd related to a series of service interruptions that occurred in the summer of 1999. ComEd filed a motion to dismiss the complaints. On April 24, 2001, the court dismissed four of the five counts of the consolidated complaint without prejudice and the sole remaining count was dismissed in part. On June 1, 2001, plaintiffs filed a second amended consolidated complaint.

         On April 18, 2001, the Godley Park District filed suit in Will County Circuit Court against ComEd and Exelon alleging that oil spills at Braidwood Station have contaminated the Park District's water supply. The complaint seeks actual damages, punitive damages of $100 million and statutory penalties. The complaint was not served on ComEd/Exelon until July 12, 2001. Although ComEd and Exelon have not yet filed a response to the complaint, the companies will contest liability and the damages sought by the plaintiff.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Exelon
------

Information regarding the submission of matters to a vote of security holders is presented in the March 2001 Form 10-Q.


ComEd and PECO
--------------

None.


ITEM 5.  OTHER INFORMATION

As previously reported in Exelon's 2000 Form 10-K and the March 2001 Form 10-Q, approximately 7,400 employees are covered by a collective bargaining agreement with Local 15 of the International Brotherhood of Electrical Workers (Local 15), which was scheduled to expire on March 31, 2001. On April 20, 2001, Exelon and
Local 15 officials signed an agreement for a new three-year collective bargaining agreement, effective April 1, 2001 through March 31, 2004. Local 15 membership ratified the agreement as of June 8, 2001.

         On June 1, 2001, ComEd filed with the ICC new proposed rates for delivery services. The proposed rates include rates for residential customers, who will be eligible to take delivery services for the first time in 2002, and revised rates for nonresidential customers. Although the proposed rates for nonresidential customers would result in an increase over the rates currently in effect, the ICC has authority to investigate and modify the rates prior to approving them. A final ICC order is expected by May 1, 2002.

         As previously reported in Exelon's 2000 Form 10-K, Exelon entered into an agreement with the United States Department of Energy (DOE) relating to Peach Bottom to address the DOE's failure to begin removal of spent nuclear fuel in January 1998, as required by contract. In November 2000, several utilities with nuclear power plants filed a Joint Petition for Review against the DOE with the United States Court of Appeals for the Eleventh Circuit seeking to invalidate the portion of that agreement providing for credits against nuclear waste fund payments. In April 2001, an individual plaintiff filed suit against officials of the DOE in the United States District Court for the Middle District of Pennsylvania, alleging that the agreement was entered by the DOE in violation of procedural requirements of the Administrative Procedure Act and the National Environmental Policy Act. Exelon has intervened as a defendant in both proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         During the three months ended June 30, 2001, Exelon filed the following Current Reports on Form 8-K:

          Date of earliest event reported:
                  April 4, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding a presentation at Salomon Smith Barney's Global Power & Merchant Energy Conference to explain Exelon's integrated strategy involving its Energy Delivery, Generation and Power Marketing, and Enterprises businesses.

          Date of earliest event reported:
                  April 24, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding Exelon's earnings release for the first quarter of 2001.

          Date of earliest event reported:
                  May 3, 2001 reporting information under "ITEM 5. OTHER EVENTS" that Exelon announced that it agreed to sell $500 million unsecured senior notes to partially refinance a term loan due October 12, 2001. "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the Purchase Agreement, the Officer's Certificate setting forth the terms of the senior notes, the form of global certificate, and the Computation of Ratios of Earnings to Fixed Charges for Exelon.

          Date of earliest event reported:
                  June 13, 2001 reporting information under "ITEM 9. REGULATION FD DISCLOSURE" regarding a presentation at the Deutsche Bank Alex Brown Electric Power Conference in New York to explain Exelon's earnings target and integrated strategy.

          Date of earliest event reported:
                  June 14, 2001 reporting information under "ITEM 5. OTHER EVENTS" that Exelon Generation Company, LLC, sold $700 million of unsecured senior notes. The proceeds will be used to repay an intercompany obligation to Exelon. "ITEM 9. REGULATION FD DISCLOSURE" includes a discussion of Exelon Generation's structure, strategy and historical data.

                                   SIGNATURES
                                   ----------

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EXELON CORPORATION
                               /s/ Jean H. Gibson
                               --------------------------------
                               JEAN H. GIBSON
                               Vice President and
                               Vice President and
                               Controller
                               (Chief Accounting Officer)

                               COMMONWEALTH EDISON COMPANY
                               /s/ Robert E. Berdelle
                               --------------------------------
                               ROBERT E. BERDELLE
                               Vice President and
                               Vice President and
                               Chief Financial Officer
                               (Chief Accounting Officer)

                               PECO ENERGY COMPANY
                               /s/ Thomas P. Hill, Jr.
                               --------------------------------
                               THOMAS P. HILL, JR.
                               Vice President and
                               Vice President and
                               Chief Financial Officer
                               (Chief Accounting Officer)


Date:  August 14, 2001